Form 10-Q
period 1996-03-31
GRIFFITH CONSUMERS CO /DE/
filed 1996-05-15
CIK 935814

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996
Commission File Number 33-88526

                      GRIFFITH CONSUMERS COMPANY
                           CARL KING, INC.
                      FREDERICK TERMINALS, INC.

      (Exact name of registrants as specified in their charters)


               DELAWARE                               52-1887726
               DELAWARE                               04-2941998
               MARYLAND                               52-1863759

(State or other jurisdiction of                   (I.R.S. Employer No.)
incorporation or organization)

Griffith Consumers Company                  Carl King, Inc.
Frederick Terminals, Inc.                   109 South Main Street
2510 Schuster Drive                         Camden, Delaware 19934
Cheverly, Maryland  20781                   (302) 697-3251
(301) 322-3111


    (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)




     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                 NONE


     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                 NONE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   X  YES     NO
                                    ---     ---
AS OF MAY 15, 1996, THE ISSUERS HAD THE FOLLOWING NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

               GRIFFITH CONSUMERS COMPANY  : 1,000 SHARES
               CARL KING, INC.             : 1,000 SHARES
               FREDERICK TERMINALS, INC.   : 500 SHARES

                  Griffith Consumers Company and Subsidiaries
                                 March 31, 1996

                                     Index

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    A. Consolidated Balance Sheets
                       March 31, 1996 and June 30, 1995                 3 - 4

                    B. Consolidated Statements of Operations
                       Three and nine months ended
                       March 31, 1996 and 1995                          5 - 6

                    C. Consolidated Statements of Changes in
                       Shareholders' Equity                                 7

                    D. Consolidated Statements of Cash Flows
                       Nine months ended March 31, 1996
                       and 1995                                             8

                    E. Notes to Consolidated Financial
                       Statements                                      9 - 16

          Item 2.   Management's Discussion and Analysis              17 - 22

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      23

          Item 2.   Changes in Securities                                  23

          Item 3.   Defaults upon Senior Securities                        23

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                       23

          Item 5.   Other Information                                      23

          Item 6.   Exhibits and Reports on Form 8-K                       23


Signatures                                                                 24

                GRIFFITH  CONSUMERS  COMPANY  AND  SUBSIDIARIES

                     CONSOLIDATED  BALANCE  SHEETS

                                                    MARCH 31          JUNE 30
ASSETS:                                               1996              1995
- - -----------------------------------------        ------------       -----------
CURRENT  ASSETS

  CASH                                           $   2,684,166     $     803,085
  ACCOUNTS  AND  NOTES  RECEIVABLE,
    LESS  ALLOWANCE  FOR  BAD  DEBTS                17,600,681         8,854,865
  PETROLEUM  PRODUCTS  INVENTORY                     1,197,289         1,104,087
  REPAIR  PARTS  AND  SUPPLIES  INVENTORY            1,685,585         1,654,668
  PREPAID  EXPENSES  AND  OTHER                      1,744,693         1,686,326
  REFUNDABLE  INCOME  TAXES                                ---         1,184,380
                                                 -------------      ------------
TOTAL  CURRENT  ASSETS                              24,912,414        15,287,411

PROPERTY,  PLANT  AND  EQUIPMENT
- - ----------------------------------------
  LAND                                               5,570,189         5,691,704
  BUILDINGS                                          1,837,578         1,849,746
  MACHINERY  AND  EQUIPMENT                         15,178,141        14,427,147
                                                 -------------      ------------
                                                    22,585,908        21,968,597
  LESS:  ALLOWANCES  FOR  DEPRECIATION               4,993,145         2,079,727
                                                 -------------      ------------
                                                    17,592,763        19,888,870

INTANGIBLES - NOTE  C
- - ----------------------------------------
  CUSTOMER  AND  SERVICE  ACCOUNTS                  37,244,315        37,243,999
  COVENANTS  NOT  TO  COMPETE                        2,936,564         2,936,823
  GOODWILL                                          38,848,703        39,375,955
  OTHER INTANGIBLES                                    836,344           836,344
                                                 -------------      ------------
                                                    79,865,926        80,393,121
  LESS:  ALLOWANCES  FOR  AMORTIZATION               9,530,538         4,951,986
                                                 -------------      ------------
                                                    70,335,388        75,441,135

LONG-TERM   NOTES   RECEIVABLE                       1,128,267           793,595
DEFERRED MERGER & DEBT COSTS & OTHER                 3,168,294         3,764,930
                                                 -------------      ------------
TOTAL   ASSETS                                   $ 117,137,126     $ 115,175,941
                                                 =============     =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 GRIFFITH  CONSUMERS  COMPANY  AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31          JUNE 30
LIABILITIES AND SHAREHOLDER'S  EQUITY:               1996              1995
- - ---------------------------------------         ------------      ------------
CURRENT LIABILITIES:

  ACCOUNTS  PAYABLE                             $   8,659,727     $   6,050,846
  ACCRUED  EXPENSES                                 3,407,200         2,144,619
  DEFERRED  REVENUE                                 1,912,029         3,251,038
  INCOME TAXES PAYABLE                                464,212              ----
  OTHER  TAXES  PAYABLE                               700,326           523,701
  CURRENT PORTION OF LONG-TERM DEBT-
    NOTE  G                                         5,124,660         3,924,660
                                                -------------     -------------
TOTAL  CURRENT  LIABILITIES                        20,268,154        15,894,864

LONG-TERM DEBT, LESS CURRENT PORTION-
  NOTE  G                                          67,797,222        68,614,436
DEFERRED INCOME TAXES                               8,871,063         9,840,169
POST-RETIREMENT EMPLOYEE BENEFITS
  AND OTHER                                         1,602,916         1,602,916
                                                -------------     -------------
TOTAL LIABILITIES                                  98,539,355        95,952,385

SHAREHOLDER'S   EQUITY
- - ---------------------------------------
  COMMON STOCK, par value $.01 per share,
    100 shares, authorized, issued and
    outstanding                                             1                 1
  ADDITIONAL PAID-IN CAPITAL                       20,691,323        20,691,323
  RETAINED (DEFICIT) EARNINGS                      (2,093,553)       (1,467,768)
                                                -------------     -------------
TOTAL SHAREHOLDER'S EQUITY                         18,597,771        19,223,556
                                                -------------     -------------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY                          $ 117,137,126     $ 115,175,941
                                                =============     =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               GRIFFITH  CONSUMERS  COMPANY  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                            ---------------------------------
                                            JAN 1, 1996 -       JAN 1, 1995 -
                                            MAR 31, 1996        MAR 31, 1995
                                            ---------------------------------

SALES FROM PETROLEUM PRODUCTS               $ 60,883,900        $ 49,831,768
SERVICE, EQUIPMENT, AND OTHER SALES            4,340,839           4,201,158
                                            ------------        ------------

  TOTAL SALES                                 65,224,739          54,032,926

COST OF SALES                                 47,966,198          39,244,286
                                            ------------        ------------

  GROSS PROFIT                                17,258,541          14,788,640

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES                                    8,201,842           7,608,155
DEPRECIATION EXPENSE                           1,064,625             709,596
AMORTIZATION EXPENSE                           1,660,519           1,775,897
                                            ------------        ------------

  OPERATING  INCOME                            6,331,555           4,694,992

  INTEREST  EXPENSE                            2,382,744           2,362,888

  OTHER INCOME                                   176,718             272,108
                                            ------------        ------------

  (LOSS) INCOME BEFORE INCOME TAX              4,125,529           2,604,212

  INCOME TAX EXPENSE                           1,743,834           1,259,516
                                            ------------        ------------

  NET INCOME                                $  2,381,695        $  1,344,696
                                            ============        ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Successor         Successor          Predecessor
                                           -------------     --------------      -------------
                                           JUL 1, 1995 -     DEC 16, 1994 -      JUL 1, 1994 -
                                           MAR 31, 1996       MAR 31, 1995       DEC 15, 1994
                                          -------------      --------------      -------------
SALES FROM PETROLEUM PRODUCTS             $ 139,064,662       $ 58,632,577       $ 65,437,258
SERVICE, EQUIPMENT, AND OTHER SALES          14,687,465          4,949,164          8,939,201
                                          -------------       ------------       ------------

  TOTAL SALES                               153,752,127         63,581,741         74,376,459

COST OF SALES                               117,837,581         46,313,472         59,739,106
                                          -------------       ------------       ------------

  GROSS PROFIT                               35,914,546         17,268,269         14,637,353

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES                                  21,917,468          8,896,296         12,866,611
DEPRECIATION EXPENSE                          3,074,619            825,370          1,304,698
AMORTIZATION EXPENSE                          5,121,688          2,050,919          2,013,836
                                          -------------       ------------       ------------

  OPERATING (LOSS) INCOME                     5,800,771          5,495,684         (1,547,792)

  INTEREST EXPENSE                            7,049,527          2,811,463          1,239,657

  OTHER INCOME                                  480,029            291,744            199,747
                                          -------------       ------------       ------------

  (LOSS) INCOME BEFORE INCOME TAX              (768,727)         2,975,965         (2,587,702)

  INCOME TAX (BENEFIT) EXPENSE                 (142,942)         1,404,053         (1,004,455)
                                          -------------       ------------       ------------

  NET (LOSS) INCOME                       $    (625,785)      $  1,571,912       $ (1,583,247)
                                          =============       ============       ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY



                                                                Additional    Retained       Total
                                                   Common        Paid-In      Earnings    Shareholder's
PREDECESSOR                          Shares        Stock         Capital      (Deficit)       Equity
                                   --------------------------------------------------------------------

BALANCE JUNE 30, 1993               2,355,000        23,550     2,849,407     1,879,436     4,752,393

Net Income                                                                    3,083,063     3,083,063
                                   ----------       -------    ----------    ----------    ----------

BALANCE JUNE 30, 1994               2,355,000        23,550     2,849,407     4,962,499     7,835,456

Issuance Of Stock                       5,000            50        24,950                      25,000
Net Loss                                                                     (1,583,247)   (1,583,247)
                                   ----------       -------    ----------    ----------    ----------

BALANCE DECEMBER 15, 1994           2,360,000        23,600     2,874,357     3,379,252     6,277,209

Stock Redemption                   (2,360,000)      (23,600)   (2,874,357)   (3,379,252)   (6,277,209)
                                   ----------       -------    ----------    ----------    ----------

BALANCE DECEMBER 16, 1994                   0             0             0             0             0
=====================================================================================================



SUCCESSOR

Capital Contributions from Parent         100             1    20,691,323                  20,691,324
Net Loss                                                                     (1,467,768)   (1,467,768)
                                   ----------       -------    ----------    ----------    ----------

BALANCE JUNE 30, 1995                     100             1    20,691,323    (1,467,768)   19,223,556

Net Loss                                                                       (625,785)     (625,785)
                                   ----------       -------    ----------    ----------    ----------

BALANCE MARCH 31, 1996                    100             1    20,691,323    (2,093,553)   18,597,771
                                   ==========       =======    ==========    ==========    ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               GRIFFITH  CONSUMERS  COMPANY  AND SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                       SUCCESSOR             SUCCESSOR            PREDECESSOR
                                                                     --------------      -----------------     -----------------
                                                                      JULY 1, 1995       DECEMBER 16, 1994       JULY 1, 1994
                                                                         THROUGH              THROUGH               THROUGH
                                                                     MARCH 31, 1996        MARCH 31, 1995      DECEMBER 15, 1994
                                                                     --------------      -----------------     -----------------

OPERATING   ACTIVITIES
  Net (loss) income                                                    $  (625,785)          $ 1,571,912          $ (1,583,247)
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
    Depreciation                                                         3,074,619               825,370             1,304,698
    Amortization                                                         5,121,688             2,050,919             2,013,836
    Provision for bad debts                                                267,000                48,000                92,000
    Amortization of bond discount                                          136,581                78,167                  ----
    Gain on sale of property, plant, equipment, and intangibles           (117,792)               (1,200)              (24,087)
    Changes in operating assets and liabilities,
     Net of effects of change in working capital:
      Accounts and notes receivable                                     (8,542,367)           (2,284,047)           (1,571,994)
      Inventory                                                           (124,119)               85,177              (175,887)
      Prepaid expenses and other                                           (58,367)              347,167            (1,841,787)
      Refundable Income taxes, net                                       1,184,380               539,791            (1,234,890)
      Other assets                                                        (224,425)           (4,933,861)             (771,997)
      Accounts payable                                                   2,608,881              (367,065)            1,319,125
      Accrued expenses                                                   1,262,581             1,856,686              (283,208)
      Deferred revenue                                                  (1,339,009)           (2,632,564)            1,822,452
      Other liabilities                                                   (328,270)              813,979               392,473
                                                                       -----------           -----------          ------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    2,295,596            (2,001,569)             (542,513)

INVESTING  ACTIVITIES
  Purchases of property, plant, and equipment                           (1,363,339)           (1,060,055)           (1,497,243)
  Purchases of intangible assets                                              ----                  ----              (892,000)
  Proceeds from sale of property, plant, and equipment,
   and intangible assets                                                   702,619                 1,200               125,545
  Purchase of predecessor's stock per Merger                                  ----           (54,280,000)
                                                                       -----------           -----------          ------------
  NET CASH USED IN INVESTING ACTIVITIES                                   (660,720)          (55,338,855)           (2,263,698)

FINANCING ACTIVITIES
  Proceeds from line of credit                                           3,200,000            (1,850,000)            1,850,000
  Proceeds from bond debentures issuance                                      ----            31,196,612                  ----
  Bond issue costs                                                            ----            (1,473,000)                 ----
  Proceeds from term loans                                                    ----            40,275,853                  ----
  Prepaid interest                                                            ----            (1,170,000)                 ----
  Payments on long-term debt                                            (2,953,795)          (28,609,348)           (1,760,875)
  Capital Contributions from Parents                                          ----            20,691,323                  ----
  Issuance of capital stock                                                   ----                     1                25,000
                                                                       -----------           -----------          ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                246,205            59,061,441               114,125
                                                                       -----------           -----------          ------------

  INCREASE (DECREASE) IN CASH                                            1,881,081             1,721,017            (2,692,086)
Cash at beginning of period                                                803,085                  ----             2,692,086
                                                                       -----------           -----------          ------------
CASH AT END OF PERIOD                                                  $ 2,684,166           $ 1,721,017          $          0
                                                                       ===========           ===========          ============



SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

               Griffith Consumers Company And Subsidiaries
                              March 31, 1996

Notes to Consolidated Financial Statements

Note A--Introduction

On December 15, 1994, the transaction contemplated by the merger agreement ("Merger Agreement") dated August 26, 1994 between Griffith Consumers Company ("Griffith", and together with its consolidated subsidiaries, the "Company") and Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, closed, whereby GHI acquired all of Griffith's 2,360,000 outstanding shares of common stock (the "Common Stock") for $23.00 cash per share. Pursuant to the Merger Agreement, ABC Acquisition Corp. ("ABC"), a wholly owned subsidiary of GHI, merged with and into Griffith, and each share of Griffith's common stock was converted into the right to receive $23.00 in cash (the "Acquisition"). As a result of the Acquisition, Griffith became a wholly owned subsidiary of GHI.

The Acquisition has been accounted for under the purchase method of accounting as of December 16, 1994. Accordingly, GHI has allocated its total purchase cost of approximately $54,280,000 to the assets and liabilities of the Company based upon the fair value of these assets and liabilities. The fair values assigned on the December 16, 1994 balance sheet were adjusted when valuation studies were completed. Because of this purchase price allocation, the accompanying consolidated financial statements of the Company for the period July 1, 1995 through March 31, 1996 (the "Successor") are not directly comparable to the consolidated financial statements of the Company for the period prior to December 16, 1994 (the "Predecessor").

Note B--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included and are of a normal and recurring nature.

Operating results for the three and nine months ended March 31, 1996 do not necessarily indicate the results that may be expected for the fiscal year ending June 30, 1996. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Successor's Form 10-K.

Note C--Significant Accounting Policies

INTANGIBLE ASSETS: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other intangibles are being amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill was amortized over a period of fifteen years for the Predecessor and is amortized over a thirty year period for the Successor.
All intangible assets are amortized using the straight-line method. The Company evaluates the potential impairment of intangibles and other long-lived assets by comparing the related discounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

On March 31, 1995, the Financial Accounting Standards Board issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (the "Statement"). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the excess of net book value over the fair value of the asset. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management does not expect that adoption of this statement will have a material impact on the financial statements of the Company.

DEBT ISSUANCE COSTS: The costs associated with the issuance of debt are amortized utilizing the effective interest method over the term of the underlying debt instrument. The terms of the Company's existing debt, incurred in 1994, range from six to ten years.

INCOME TAXES: Deferred income taxes are provided for the temporary differences between the financial statements and the tax basis of assets and liabilities, except for goodwill which is not deductible for tax purposes. Deferred income taxes relate primarily to depreciation associated with property, plant, and equipment, allowances for bad debts and various accruals of salaries and related benefits.

Note D -- The Acquisition

The following condensed presentation of unaudited pro forma results was prepared to illustrate the estimated effects of the Acquisition on the Company with the assumption that the Acquisition occurred at July 1, 1994:

                       Nine Months Ended
                         March 31, 1995
                           Unaudited
                         (in thousands)
                       -----------------
     Total sales         $  137,958
     Net loss                (4,924)

Note E--Acquisitions of Retail Oil Companies and Gasoline Stations

The Company acquired certain assets of a retail oil company in 1995. The acquisition was accounted for as a purchase transaction and, therefore, the financial statements include the results of operations of the acquired company from its acquisition date. The cost of the acquisition in 1995 was allocated as follows:


                                   Nine Months Ended
                                     March 31,
                                ----------------------
                                1996              1995
                                ----              ----
Customer and service
  accounts                 $    ----           $  50,000
Covenants not to compete        ----              24,000
Goodwill                        ----              68,000

                           $    ----           $ 142,000
                           =========           =========
Number of Acquisitions             0                   1

Note F--Stock Option Plan

The Predecessor adopted a stock option plan in September 1986, whereby options to purchase up to 200,000 shares of its common stock could be granted to employees at any time prior to 1996. Options granted under the plan were exercisable at either $5.50 or $5.00 per share, depending on the grant date. On July 18, 1994, options to purchase 5,000 shares were exercised at an exercise price per share of $5.00.

Options outstanding and exercisable at June 30, 1994     5,000
Options exercised                                       (5,000)
                                                        ------

Options ending balance as of December 15, 1994               0
                                                        ======
Note G--Debt

In connection with the Acquisition, the Company retired the Predecessor's operating line of credit and primary bank term loan. Mortgage notes (the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Successor.

The Company subsequently negotiated a new term loan and operating line of credit with the Company's primary bank lender under the Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 15, 1994 (the "Credit Agreement"). Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes. The primary lender is subordinated to the Mortgage Notes on these properties. During fiscal year 1996, the Company has paid $2,534,000 of interest and $2,775,000 of principal on the term loan.

The Credit Agreement contains various provisions regarding events of default and restrictive covenants, including, among others, restrictions on new liens and indebtedness, restrictions on the sale of assets, restrictions on mergers and consolidations, and a prohibition on the payment of dividends. In addition, at the end of each quarter and/or fiscal year-end, the Company is required to maintain a certain cumulative cash flow coverage ratio, minimum tangible net worth, minimum working capital, specified maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and debt service coverage ratio.

In addition to the Credit Agreement, the Company financed the Acquisition with $34 million of 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes"). Interest on the Notes is payable semiannually on June 15 and December 15 of each year. The Notes are subordinated to all existing and future senior indebtedness of the Company. The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants and financial covenants similar to the Credit Agreement.

The Company has entered into three amendments to the Credit Agreement during 1995 and 1996 and one amendment to the Indenture during 1995, which, among other things, revised certain financial covenants contained therein. The Company is in compliance with such agreements as amended.

Note H--Related Party Transactions

A quarterly management and consulting fee and expense reimbursements are paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $150,000 of management and consulting fees from July 1, 1995 through March 31, 1996.

Note I--Seasonality of Revenue and Cost of Goods Sold

The Company's heating oil sales volume is highly seasonal. Sales volume of motor fuels is also seasonal, although it varies less than heating oil on a month to month basis. The seasonality affects both revenue and cost of goods sold; therefore, interim results are not indicative of the estimated results for a full year.

Note J--Environmental Regulations

Management believes that the environmental reserve is sufficient to cover all known liabilities under which it is probable that the Company will be obligated to undertake remediation. Management's assessment of the environmental liability is based, in part, on a comprehensive environmental study that was completed during fiscal year 1995.

The Company maintains a program to routinely detect releases of gasoline or other regulated substances from underground storage tanks it owns or operates. The Company employs groundwater monitoring wells and/or sophisticated in-tank monitoring devices at a majority of its Company operated stations and this information is available on-line through the computer at the Company's headquarters. Management believes that contingent liabilities other than those recorded in the financial statements will not have a material adverse effect on the Company's financial position or results of operations.

Note K--Subsidiaries' Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King") and Frederick Terminals, Inc. ("Frederick") are full, unconditional joint and several guarantors on the Notes. The only two subsidiaries of Griffith are King and Frederick. This footnote sets forth the combined condensed balance sheet of King and Frederick as of March 31, 1996 and June 30, 1995, the combined condensed statements of operations and cash flows for the periods July 1, 1995 through March 31, 1996 and July 1, 1994 through March 31, 1995, and the statement of changes in shareholders equity from June 30, 1993 to March 31, 1996.

In accordance with Staff Accounting Bulletin No. 55, the separate financial statement data reflects all of the expenses that the Company incurred on each Subsidiary's behalf. In the opinion of the management of the Company, presentation of separate financial statements of the guarantors is not material to investors. Except for certain general and administrative expenses and income taxes, expenses are separately identifiable and, therefore, charged directly to the respective Subsidiary. Common general and administrative expenses are allocated based on management's assessment of the actual costs associated with the operations; and income tax expense is provided in the financial data on a separate return basis. Management believes that the methods used to allocate expenses to each Subsidiary are reasonable.

                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
                        COMBINED CONDENSED BALANCE SHEETS


                                             March 31        June 30
ASSETS:                                        1996            1995
                                            -----------    -----------
     Current assets                         $ 5,457,208    $ 3,125,955
     Net property, plant and equipment       13,890,071     15,910,702
     Net intangibles                         12,891,342     13,502,376
     Other                                      604,361        752,911
                                            -----------    -----------
                                            $32,842,982    $33,291,944
                                            ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY:
     Current liabilities                    $ 5,962,213    $ 5,112,715
     Due to Parents                           5,281,469      5,417,801
     Long-term debt, less current portion    15,361,415     16,022,445
     Other liabilities                        1,993,643      1,997,564
     Shareholder's equity                     4,244,242      4,741,419
                                            -----------    -----------
                                            $32,842,982    $33,291,944
                                            ===========    ===========



                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                      Successor      Successor      Predecessor
                                                     -------------  -------------- -------------
                                                     Jul 1, 1995 -  Dec 16, 1994 - Jul 1, 1994 -
                                                     Mar 31, 1996   Mar 31, 1995   Dec 15, 1994
                                                     -------------  -------------- -------------
Total sales                                          $70,299,947    $26,542,324    $44,704,897

Cost of sales                                         60,639,341     22,904,055     38,700,054
                                                     -----------    -----------    -----------
     Gross profit                                      9,660,606      3,638,269      6,004,843

Selling, general, and administrative
     expenses                                          6,146,053      2,372,985      3,811,513
Depreciation expense                                   2,099,593        580,209        932,048
Amortization expense                                     649,862        370,134        287,130
                                                     -----------    -----------    -----------
     OPERATING INCOME                                    765,098        314,941        974,152

     Interest expense                                  1,723,294        885,387        393,502

     Other income (expense)                              152,668          5,735         40,505
                                                     -----------    -----------    -----------
     (LOSS) INCOME BEFORE INCOME TAX                    (805,528)      (564,711)       621,155

     Income tax expense (benefit)                       (308,351)      (150,284)       245,631
                                                     -----------    -----------    -----------

     NET (LOSS) INCOME                                 $(497,177)     $(414,427)      $375,524
                                                     ===========    ===========    ===========

                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                       Investment      Retained        Total
                                                           By          Earnings    Shareholder's
                                                         Parent        (Deficit)       Equity
                                                     -------------  -------------- -------------
PREDECESSOR

BALANCE JUNE 30, 1993                                  $5,074,657    $1,185,051     $6,259,708
Additional investment by parent                           717,953                      717,953
Net income                                                              846,158        846,158
                                                    -------------  -------------- -------------

BALANCE JUNE 30, 1994                                   5,792,610     2,031,209      7,823,819
Net income                                                              375,524        375,524
                                                    -------------  -------------- -------------

BALANCE DECEMBER 15, 1994                               5,792,610     2,406,733      8,199,343
Stock Redemption                                                0    (2,406,733)    (2,406,733)
                                                    -------------  -------------- -------------

BALANCE DECEMBER 16, 1994                               5,792,610             0      5,792,610
                                                    =============  ============== ============

SUCCESSOR

Net loss                                                             (1,051,191)    (1,051,191)
                                                    -------------  -------------- -------------

BALANCE JUNE 30, 1995                                   5,792,610    (1,051,191)     4,741,419

Net loss                                                               (497,177)      (497,177)
                                                    -------------  -------------- -------------

BALANCE MARCH 31, 1996                                 $5,792,610   ($1,548,368)    $4,244,242
                                                    =============  ============== =============


                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS



                                                      Successor      Successor      Predecessor
                                                     -------------  -------------- -------------
                                                     Jul 1, 1995 -  Dec 16, 1994 - Jul 1, 1994 -
                                                     Mar 31, 1996   Mar 31, 1995   Dec 15, 1994
                                                     -------------  -------------- -------------
Operating activities                                   $1,774,214   $ (1,626,051)    $1,248,408
Investment activities                                      32,418    (10,190,559)      (995,129)
Financing activities                                     (700,155)    12,131,258       (759,118)
                                                    -------------  -------------- -------------
     Increase (decrease) in cash                        1,106,477        314,648       (505,839)
Cash at beginning of year                                       0              0        505,839
                                                    -------------  -------------- -------------
Cash at end of year                                    $1,106,477       $314,648             $0
                                                    =============  ============== =============

Note L - Subsequent Events

On April 23, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"), to acquire the Shore Stop convenience store chain operated in Delaware, Maryland, and Virginia and to acquire a dealer petroleum sales business (the "Shore Stop Acquisition"). The consummation of the transactions described in the Purchase Agreement is contingent on, among other things, approval by the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 and satisfaction of certain other conditions.

The Company anticipates financing the Shore Stop Acquisition with borrowings under the Company's Credit Agreement. It is contemplated that the Shore Stop Acquisition will close in June 1996.

                     Griffith Consumers Company and Subsidiaries

                                  March 31, 1996

                     Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

The fiscal year of Griffith Consumers Company ("Griffith", and together with its subsidiaries, the "Company" or "Successor") ends June 30.

OVERVIEW

In analyzing the results of the Company's operations, consideration should also be given to the seasonal nature of the heating oil business and prevailing weather conditions, growth by acquisition, world oil market conditions and the ability to pass on variations in wholesale petroleum costs to customers. Financial results may vary from year-to-year as a result of these factors.

The Company's heating oil operations are highly seasonal with approximately 75% of heating oil revenues generated in the quarters ending December and March. Sales from the Company's motor fuel operations are more evenly spread throughout the year with some seasonal increases in the summer months. The Company's heating oil sales volume fluctuates depending upon weather conditions. Colder winter temperatures increase consumer demand.

In December 1994, Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, acquired all of the 2,360,000 outstanding shares of common stock of Griffith Consumers Company, a Maryland corporation ("Griffith Maryland" and together with its consolidated subsidiaries, "Predecessor"), the predecessor to Griffith. Pursuant to a merger agreement, ABC Acquisition Corp., a Maryland corporation ("ABC") and a wholly-owned subsidiary of GHI, merged with and into Griffith Maryland. As a result of the merger, Griffith Maryland became a wholly-owned subsidiary of GHI (the "Acquisition"). Immediately thereafter, Griffith Maryland merged with and into Griffith with Griffith as the surviving corporation.

The consolidated financial statements of the Predecessor of the Company for the five and one-half month period ending December 15, 1994, combined with the consolidated financial statement of the Successor for the three and one-half month period ending March 31, 1995 are not directly comparable to the consolidated financial statements of the Company for the nine month period ending March 31, 1996. The allocation of the purchase price in connection with the Acquisition and related financings result in consolidated financial statements that are not comparable. The following discussion and analysis should be read in connection with the historical financial information and the pro forma financial data included in the consolidated financial statements of the Company.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31 OF 1996 VERSUS 1995

References to particular years unless otherwise indicated are references to the third quarter of the fiscal year for the year end indicated.

The net income for 1996 was $2,382,000, compared to net income of $1,345,000 for the same period in 1995 for the reasons outlined below.

Total sales increased by $11,192,000 or 21% to $65,225,000 for 1996, from $54,033,000 during 1995. Heating oil volume increased by 49%. Sales benefitted from colder than normal weather. The increase in heating oil sales, however, was partially offset by a 3% decrease in motor fuel volume.

Cost of sales for 1996 was $47,966,000, an increase of $8,722,000, or 22%, from 1995. The increase in cost of sales was primarily attributable to the higher sales volume of heating oil and a 17.5% increase in heating oil costs per gallon.

Gross profit for 1996 was $17,259,000, an increase of $2,470,000, or 16.7%, from 1995. The increase was primarily due to the higher volume of heating oil sales offset in part by the increase in heating oil costs per gallon.

Selling, general and administrative expenses ("SG&A") were $8,202,000, an increase of $594,000, or 7.8%, compared to 1995. The increase was due to higher operating costs associated with the increase heating oil volume in 1996. SG&A decreased to 12.6% of total sales compared to 14.1% in the same period in 1995.

Depreciation expense for 1996 was $1,065,000, an increase of $355,000, or 50%, from 1995. The increase in depreciation is the result of the purchase accounting adjustments in connection with the Acquisition and additional depreciation on new capital expenditures. Amortization expense for 1996 decreased by $115,000, or 6.5%, to $1,776,000 in 1996. The decrease in amortization is due to the fact that some intangible assets are now fully amortized.

Other income for 1996 was $177,000, a decrease of $95,000 or 35.1%, from $272,000 in 1995. This decrease is primarily related to the drop in interest income.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31 OF 1996 VERSUS 1995

References to particular years unless otherwise indicated are references to the first nine months of the fiscal year for the year end indicated.

The net loss for 1996 was $626,000, compared to a net loss of $11,000 for the same period in 1995 for the reasons outlined below.

Total sales increased by $15,794,000 or 11.4% to $153,752,000 for 1996, from
$137,958,000 during 1995. The increase was primarily due to increased heating oil volume resulting from weather that was colder than normal.

Cost of sales for 1996 was $117,838,000, an increase of $11,785,000, or 11.1%, from 1995. The increase in cost of sales was primarily attributable to the higher sales volume of heating oil and an 13.8% increase in heating oil costs per gallon.

Gross profit for 1996 was $35,915,000, an increase of $4,009,000, or 12.6%, from 1995. The increase was primarily due to the higher volume of heating oil sales offset, in part, by the increase in heating oil costs per gallon.

Selling, general and administrative expenses for 1996 were $21,917,000, an increase of $155,000, or .7% from 1995. This increase was attributable to higher operating expenses associated with higher heating oil volumes offset, in part, by reductions of administrative expenses attributable to continued consolidations of operations and general cost savings.

Depreciation expense for 1996 was $3,075,000, an increase of $945,000, or 44%, from 1995. Amortization expense for 1996 increased by $1,057,000, or 26%, to $5,122,000 in 1996. The increases were primarily related to the additional depreciation and amortization on the fixed assets and intangible assets, respectively, resulting from purchase accounting adjustments in connection with the Acquisition.

Interest expense increased by $2,998,000, or 74%, to $7,050,000 during 1996 from $4,051,000 in 1995. This increase resulted from additional indebtedness incurred in connection with the Acquisition and higher interest rates.

Other income for 1996 was $480,000 a decrease of $11,000, or 2.3%, from $491,000 in 1995. Other income was lower in the current fiscal year due primarily to a decrease in interest income partially offset by gains on the sale of fixed assets.

FINANCIAL CONDITION

Accounts receivable increased by $8,746,000, or by 99%, from June 30, 1995 to March 31, 1996, due to the seasonal nature of the business. Generally, at fiscal year end the accounts receivable balance is at a low point for the year and increases during the second quarter of the year and remains high during the third quarter of the year.

Refundable income taxes decreased $1,648,000 from a refund due of $1,184,000 to a payable of $464,000 due to the income before income taxes of $4,126,000 in the third quarter of fiscal year 1996 and income tax refunds received in 1996 of $863,000.

Accounts payable increased $2,609,000 from June 30, 1995 to March 31, 1996 due to the seasonal nature of the Company's business. Generally, at fiscal year end the accounts payable balance is at a low point for the year. It increases during the first and second quarters of the fiscal year.

Accrued expenses increased $1,262,000 from $2,145,000 at June 30, 1995 to $3,407,000 at March 31, 1996. The increase is related primarily to accrued interest expense.

Deferred revenue decreased by $1,339,000 from $3,251,000 at June 30, 1995 to $1,912,000 at March 31, 1996. Such decrease is primarily due to the timing of the receipt of payments on the Company's burner service contracts. As of March 31, 1996, 85% of the deferred revenue from burner service contracts has been recognized as income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

Net cash provided by operating activities was $2,296,000 for the nine months ended March 31, 1996 compared to $2,544,000 of net cash used in operations for the nine months ended March 31, 1995, an increase of $4,840,000. The increase is due primarily to increased cash flow from operations and a less significant increase in operating assets offset, in part, by higher interest expense.

Net cash used in investing activities decreased by $56,942,000 from $57,603,000 for the nine months ended March 31, 1995 to $661,000 for the nine months March 31, 1996. The decrease was the result of less capital expenditures in 1996 and the Acquisition which occurred in 1995.

Net cash provided by financing activities decreased $58,930,000 to $246,000 for the nine months ended March 31, 1996 from $59,176,000 for the nine months ended March 31, 1995. The decrease was primarily the result of the financing of the Acquisition in 1995.

On April 23, 1996, the Company entered into a definitive agreement (the "Purchase Agreement") with Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"), to acquire the Shore Stop convenience store chain operated in Delaware, Maryland, and Virginia and to acquire a dealer petroleum sales business (the "Shore Stop Acquisition"). The consummation of the transactions described in the Purchase Agreement is contingent on, among other things, approval by the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 and satisfaction of certain other conditions.

The Company anticipates financing the Shore Stop Acquisition with borrowings under the Company's credit agreement, as amended (the "Credit Agreement"). It is contemplated the Shore Stop Acquisition will close in June 1996.

The Company believes that cash flow from operating activities, cash on hand and periodic borrowing, if necessary, will be adequate to meet its operating cash requirements for the foreseeable future. In addition to its existing working capital facilities under its Credit Agreement, the Company may enter into additional financing facilities to fund future acquisitions and for other purposes, to the extent such facilities are permitted under the terms of the Indenture governing the Notes (the "Indenture") and the Credit Agreement.

On January 5, 1996, The Company amended the Credit Agreement to , among other things, increase the amount of the revolving credit facility provided thereunder from $12 million to $16 million during the period from January 5, 1996 through March 31, 1996. Such increase was necessitated by significant increased demand for heating oil caused by colder than normal temperatures , which increases the Company's accounts receivable. As of May 10, 1996, the Company had $2,000,000 of borrowings outstanding under the revolving credit facility . The revolving portion of the Credit Agreement expires in 1998 and the Company may be required to replace the revolving portion at such time.

Prior to the January 1996 amendment to the Credit Agreement, the Company entered into two amendments to the Credit Agreement and one to the Indenture. The Company is in compliance with the financial covenants contained in such agreements, as amended, as of the date hereof.

The Company purchases petroleum products as necessary to meet the delivery demands of its customers on a short-term basis. Thus, the Company carries relatively small amounts of petroleum in inventory.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 1995, the Financial Accounting Standards Board issued Statement 121, "Accounting for Long-Lived Assets and for the Impairment of Long-Lived Assets to Be Disposed of" (the Statement). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the excess of net book value over the fair value of the asset. This Statement is effective for fiscal years beginning after December 15, 1995. Management does not expect that adoption of this Statement will have a material impact on the financial statements of the Company.

          Griffith Consumers Company and Subsidiaries
                         March 31, 1996

                    PART II.  OTHER INFORMATION

     1.   Legal Proceedings
               None

     2.   Changes in Securities
               None

     3.   Defaults upon Senior Securities
               None

     4.   Submission of Matters to a Vote of Security Holders
               None

     5.   Other Information
               None

     6.   Exhibits and Reports on Form 8-K
               (a)  Exibits
                    None

               (b)  Reports on Form 8-K
                    None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 1996.

GRIFFITH CONSUMERS COMPANY
     Registrant

/s/ Raymond R. McKenzie, Jr.
- - ---------------------------------------
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer
and Principal Financial Officer)



CARL KING, INC.
     Registrant

/s/ Raymond R. McKenzie, Jr.
- - ---------------------------------------
Raymond R. McKenzie, Jr., Vice
President  (Authorized Officer and
Principal Financial Officer)



FREDERICK TERMINALS, INC.
     Registrant

/s/ Raymond R. McKenzie, Jr.
- - ---------------------------------------
Raymond R. McKenzie, Jr., Secretary
and Director (Authorized Officer and
Principal Financial Officer)