Form 10-K
period 1996-06-30
GRIFFITH CONSUMERS CO /DE/
filed 1996-09-30
CIK 935814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996          COMMISSION FILE NUMBER 33-88526

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

                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.   X  YES      NO
                  -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT OF THIS
FORM 10-K [   ].

AS OF SEPTEMBER 30, 1996, THE ISSUERS HAD THE FOLLOWING NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

               GRIFFITH CONSUMERS COMPANY : 1,000 SHARES
               CARL KING, INC.            : 1,000 SHARES
               FREDERICK TERMINALS, INC.  :   500 SHARES

AS OF SEPTEMBER 30, 1996, ALL SHARES OUTSTANDING OF GRIFFITH CONSUMERS COMPANY, CARL KING, INC. AND FREDERICK TERMINALS, INC. WERE HELD BY AFFILIATES.

The fiscal year of Griffith Consumers Company ends June 30 and unless otherwise indicated, references to particular years are references to fiscal years ending June 30 of the year indicated. Unless otherwise specifically stated, all discussions herein of the operations of the Company (hereinafter defined) are as of June 30, 1996. For a discussion of additional facts relating to the operations of the Company after June 30, 1996, see Item 1, which includes a discussion of the Company's acquisition on July 11, 1996, of a convenience store and retail gasoline business operated under the "Shore Stop" trade name and a dealer petroleum delivery business.

                                     PART I

ITEM 1.  BUSINESS

Griffith Consumers Company ("Griffith" and together with its wholly-owned subdsidiaries, the "Company"), a Delaware corporation, is one of the leading full service, independent retail, petroleum products distributors operating in the Baltimore/Washington Metropolitan area as well as in portions of Northern Virginia, Maryland, West Virginia, Delaware, and Pennsylvania.
The Company and its subsidiaries, Carl King, Inc. ("Carl King" or "King") and Frederick Terminals, Inc., distribute heating oil, gasoline, diesel fuel, kerosene and heavy oils and sell products and services related to their business.

In December 1994, Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, acquired all of the 2,360,000 outstanding shares of common stock of Griffith Consumers Company, a Maryland corporation ("Griffith Maryland" and together with its wholly-owned subsidiaries, "Predecessor"), the predecessor to the Company. Pursuant to a merger agreement, ABC Acquisition Corp., a Maryland corporation ("ABC") and a wholly-owned subsidiary of GHI, merged with and into Griffith Maryland. As a result of the merger, the Company became a wholly-owned subsidiary of GHI (the "Acquisition"). Immediately thereafter, Griffith Maryland merged with and into Griffith with Griffith as the surviving corporation.

Since 1898, the Company and its predecessors have been in the fuel distribution business. Griffith Maryland acquired the assets and certain liabilities of its predecessor from ARCO on July 1, 1985. Since then, management has followed a program of selective acquisitions of heating oil distributors and motor fuel marketers to increase the market share in its present market area and to expand geographically in the mid-Atlantic states. The purchase price of the 32 acquisitions made between July 1, 1985 and June 30, 1995 was $49.5 million. The four largest acquisitions made since July 1, 1985 were Hessick, Inc. ($5 million), Carl King, Inc. ($14 million), Calotex Delaware, Inc. ($5 million) and Steuart Heating ($14.9 million).

The Company has its principal offices at 2510 Schuster Drive, Cheverly, Maryland; its telephone number is (301) 322-3111.


RECENT DEVELOPMENTS

On July 11, 1996, the Company, through its wholly-owned subsidiary Shore Stop Corporation acquired certain assets used in the operations of a chain of 49 convenience stores and retail gasoline stations within the states of Maryland, Delaware and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business supplying 31 dealers from two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company intends to continue using the acquired assets as convenience stores and dealer petroleum sales business, respectively. The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note secured by first priority mortgages or deeds of trust on certain stores and assumed $350,000 of debt. The terms and conditions of the acquisition were determined upon arms length negotiations between the Company and Sellers. No material relationship exists between the Company and the Sellers. The acquisition was financed through an amendment of the existing credit agreement.


                                   MOTOR FUELS

SALES. During 1996, the Company sold 124 million gallons of gasoline and diesel, representing 63% of the petroleum gallons sold by the Company and accounting for 58% of the Company's total revenue for the year. In 1995 and 1994, the Company sold 128 million gallons and 120 million gallons, respectively, of gasoline and diesel, accounting for 63% and 55% of the revenue for the respective years.

Gasoline and diesel sales were made primarily through 37 Company owned and Company operated gasoline stations and 81 dealer operated gasoline stations. No Company owned stations were opened or closed during 1996. The Company operates convenience stores or sells sundries at all of its Company owned and operated gasoline stations. Sundry sales accounted for approximately 5% of total revenues.

COMPANY OPERATED STATIONS. During 1996 the Company operated 37 retail gasoline stations located in Delaware (29 stations), Maryland (5 stations) and West Virginia (3 stations). These stations market both branded gasoline (30 stations) and unbranded gasoline (7 stations). The Company operated convenience stores with an average of approximately 1,250 square feet of sales area at 30 stations and small sundry booths at seven stations. The Company's facilities are generally open 16 hours a day and primarily operated on a self-service basis.

DEALER SUPPLY ARRANGEMENTS. The Company sells motor fuel to dealers, the majority of which are supplied pursuant to dealer supply arrangements. These arrangements, which have a typical term of 5 to 10 years, generally require the dealer to purchase all of its motor fuel from the Company, at the Company's dealer price at the time of purchase. In return, the Company generally provides the dealer with equipment either by advancing funds to the dealer for the purchase of the equipment by the dealer and/or by leasing equipment to the dealer. Such equipment is used to upgrade station operations and may include dispensers, signage and canopies. The dealer supply arrangements generally do not have specified monthly or yearly maximums or minimums; however, the arrangements pursuant to which the equipment is provided to the dealer usually require the dealer to purchase a minimum amount in order to reduce its obligation for the equipment so provided.

During 1996 in approximately 20% of the dealer supply arrangements, the Company delivered motor fuel to the dealer's station on a consignment basis. In these cases, the Company pays the dealer a fixed commission for each gallon of motor fuel sold and the dealer generally does not participate in the profit generated from motor fuel sales. The Company sets the selling price, owns the inventory in the tanks at the dealer's station, and receives the revenue for all gallons sold less the commission.

DELIVERED MOTOR FUEL. The Company also supplies motor fuel to customers who have their own on-site storage facilities, such as construction sites and fleet operators.

TRANSPORTATION. The Company's supply of motor fuel is transported by common carrier to the Company operated stations and dealer stations. Delivered motor fuel is transported by common carriers and Company operated vehicles.


                                  HEATING FUELS

RESIDENTIAL SALES. During 1996, residential heating oil and kerosene sales accounted for 19% of total Company revenue. The Company sold 35 million gallons of residential heating oil and kerosene representing 18% of total petroleum gallons sold. In 1995 and 1994, the Company sold 30 million gallons and 35 million gallons, respectively, of residential heating oil and kerosene, accounting for 17% and 20% of the revenue for the respective years.

The Company has two types of residential customers; automatic delivery service and delivery on demand. Fuel deliveries to approximately 72% of the Company's total residential customers are made under its automatic delivery service program. This system is a computerized program which analyzes prevailing weather conditions and the individual customer's consumption patterns to determine when each customer needs a delivery. Approximately one-half of the Company's residential customers also have heating equipment maintenance contracts with the Company which provide an annual tune-up and cleaning of equipment, free parts replacements for normal wear and tear, and up to 24 hour radio dispatched service for routine and emergency calls. During 1996, maintenance contracts and repair services accounted for approximately 2% of total revenue. In addition, the Company sells heating and air conditioning equipment and water heaters, which accounted for another approximately 2% of 1996 revenue.

Approximately 30% of the Company's residential customers use the "Level Payment Plan", making payments in eleven equal monthly installments starting in August. Since the heating season begins in October, customers usually have a credit balance until midwinter. These advance payments also provide a source of cash that improves the Company's cash flow in the summer and early fall.

OPERATING STRUCTURE. Heating oil operations are conducted through seven divisions, which serve as distribution and service centers. Each division provides heating oil delivery service, heating equipment sales, and during winter months, up to 24 hour repair service. Each division operates on an autonomous basis with respect to customer service. Marketing, credit, purchasing and pricing are centralized at the corporate offices in Cheverly, Maryland and at the King main office in Camden, Delaware.

COMMERCIAL SALES. During 1996, the Company's commercial heating oil revenue was 14% of the total Company revenue, from the sale of 38 million gallons of commercial heating oil, accounting for 19% of total petroleum gallons sold. For 1995 and 1994, the Company sold 26 million gallons and 39 million gallons, respectively, of commercial heating oil, accounting for 10% and 15% of the revenue for the respective years.

The Company maintains its commercial accounts through its recognition in the industry as a provider of quality commercial burner service, timely deliveries, and personalized technical support. Many commercial customers have dual fuel systems that allow them to switch between oil and gas to the lowest cost fuel. Also, natural gas suppliers have made arrangements with certain of their commercial customers that allow the supplier to interrupt the supply of natural gas to these customers during extended cold periods. Gas interruptions generated material additional revenue during 1996, due to the colder than normal weather.

TRANSPORTATION. The Company utilizes a fleet of approximately 252 tank trucks, service vans and other vehicles to deliver heating oil and to provide service to commercial and residential customers. Approximately 90% of these vehicles are owned by the Company with the remainder under operating leases. In addition, the Company utilizes independent tank truck operators to deliver heating oil.


                              OPERATING ENVIRONMENT

SEASONALITY AND WEATHER. The weather patterns during the winter months can have a material effect on the Company's sale of heating oil. Although temperature levels for the heating season have been relatively stable over time, variations can occur from year to year, and warmer than normal winter weather will adversely affect the Company's annual results. The seasonal nature of the Company's heating oil results in most of the heating oil operation's revenue being generated in the second and third quarters of each year. Therefore, the Company generally reports a loss in the first and fourth quarters of each year. During 1996, the temperature level was 26.3% colder than 1995 and 13.4% colder than normal. The colder heating season positively affected the number of heating oil gallons sold during 1996.

When weather conditions are favorable, particularly during the summer vacation season, customers are more likely to purchase more gasoline. As a result, the motor fuel operations typically generate slightly higher revenues during warmer weather months, which fall within the Company's first and fourth quarters. If weather conditions are not favorable during these periods, the Company's operating results and cash flow from operations would be affected negatively.

INSURANCE. The Company maintains a comprehensive package of insurance policies including pollution or environmental impairment liability coverage. Further, state underground storage tank reimbursement programs in Delaware and Virginia currently provide additional risk transfer mechanisms.

COMPETITION. The heating oil business is highly competitive. The Company competes with heating oil distributors offering a broad range of services and prices, from full service distributors, like the Company, to those offering delivery only. Competition with other companies in the heating oil industry is based primarily on customer service and price. The Company believes that commercial customers are somewhat more sensitive to price than residential customers, but also expect professional and timely service. Long-standing customer relationships are typical in the retail home heating oil industry. As a result, it is difficult to acquire new retail customers due to existing relationships between potential customers and other home heating oil distributors. Therefore, the Company continues to maintain aggressive and creative marketing plans to attract new customers. Many companies in the industry, including the Company, deliver home heating oil to a majority of their customers based upon weather conditions and historical consumption patterns without the customer having to make an affirmative purchase decision each time heating oil is needed. In addition, most companies, including the Company, provide home heating equipment repair service up to 24 hours per day, which tends to build customer loyalty.

In all of its heating oil geographic markets, the Company competes for customers with suppliers of alternate energy products, principally natural gas and electricity. Over the past five years, the conversion of the Company's customers from heating oil to other sources, primarily natural gas, has averaged approximately 1% per annum of the homes served by the Company. This rate of conversion is largely a function of the cost of replacing an oil-fired heating system with one that uses natural gas and the relative retail prices of heating oil and natural gas.

The retail motor fuel industry is highly competitive. The number and type of competitors vary by location. The Company operated stations presently compete with dealers supplied by major refiners and marketers, independent gasoline service stations operators and convenience stores with gasoline operations.

The Company's wholesale/commercial motor fuel operations compete with refiners and other motor fuel distributors. Key competitive factors include, among others, location, pricing, brand image, ease of access, hours of operation, cleanliness, product promotions and marketing.

SUPPLIERS. The Company's petroleum products are available from numerous sources, including integrated international oil companies, independent refiners and independent wholesalers.

The Company generally purchases a majority of its heating oil requirements under contracts with major oil companies and independent suppliers. These supply contracts do not fix the purchase price; rather, the price is determined daily. The Company seeks to minimize its exposure to oil price decreases by maintaining very low inventories of heating oil and motor fuel, and through buying most heating oil and motor fuel at current market prices. The Company purchases the remainder of its requirements from other major oil companies and independent suppliers on the spot market at current market prices. The Company believes its policy of contracting supply needs is sufficient to meet sales volume requirements.

The Company has entered into motor fuel distributor franchise agreements with Mobil, Texaco, Citgo, Conoco and Chevron, and has a supply agreement with an Exxon franchise distributor for one station. The distributor franchise agreements with Mobil, Texaco, Citgo, Conoco and Chevron also permit the Company to resell motor fuel to dealers under the refiner's brand name. The Company purchases most of its motor fuel under these contracts with major refiners. These contracts do not fix the purchase price; rather, the price is determined daily. The contracts generally specify minimum and maximum purchase requirements. Although the Company is not required to purchase the minimum amounts, if the minimum requirements are not met, the suppliers generally may terminate the contracts. The Company has an agreement with Global Petroleum Corporation pursuant to which the Company may use the name "Global" at up to 22 of its unbranded stations.

Motor fuel is purchased on the spot market for the seven unbranded Company operated stations, the 17 unbranded dealer stations and the delivered motor fuel business. There are no supply agreements for these stations or delivered motor fuel customers.

EMPLOYEES. As of June 30, 1996, the Company employed 544 persons, of whom 266 were employed directly by Griffith and 278 by King. Approximately 40 additional employees are hired by the Company during the heating season. The Company's employees are not represented by any union. Management believes its relationship with its employees is excellent.

REGULATION; ENVIRONMENTAL. The industry is subject to extensive environmental regulations, particularly laws regulating underground petroleum storage tanks ("USTs"). Federal, state and local regulatory authorities have adopted regulations governing USTs, a portion of which are being phased in over a period extending to December 1998. Approximately 80% of the Company operated stations are already in compliance. The Clean Air Act dictates that gasoline sold in the nation's nine smoggiest cities have been blended, or reformulated to reduce pollutants by January 1995. Kent, New Castle and Sussex Counties in Delaware, Maryland and

Northern Virginia are required or have elected to adhere to these new standards.

1988 UNDERGROUND STORAGE TANK REGULATIONS. The U.S. Environmental Protection Agency's ("EPA") underground storage tank ("UST") regulations (40 C.F.R. Part
280) established standards for new and existing UST systems to prevent, detect and clean up releases from these systems.

New UST systems are those that are installed after December 1988. These systems must meet specified performance standards relating to: (i) proper installation and certification thereof; (ii) spill and overfill protection devices; and
(iii) protection of tanks and piping from corrosion. In addition, new UST systems must use an approved method of release detection for tanks and piping.

Existing UST systems are those installed before December 1988. These systems must have had release detection devices installed by December 1993. By December 1998 (10 years after the UST regulations became effective), all existing UST systems must either: (i) meet new UST performance standards; (ii) be upgraded in accordance with specified requirements for corrosion protection and spill and overflow protection devices; or (iii) cease operations and be closed using specified procedures.

The Company already meets the 1998 standards for corrosion protection and requirements for the installation of spill and overfill devices at 30 of the 37 Company operated stations. Piping is being upgraded at needed locations as part of Stage II vapor recovery ("Stage II") installations. Prior to the 1998 deadline, the Company intends to make capital expenditures to comply with the 1998 UST standards at four locations not currently in compliance and either make such capital expenditures or vacate or close the remaining three Company-operated stations (all of which are leased) not currently in compliance with these standards. The per location cost of upgrades is between $100,000 and $175,000, while closure costs typically range from $10,000 to $20,000 per location. Management, therefore, does not believe that these capital expenditures will materially affect the Company's operations. Management believes that such capital expenditures can be funded from current operations.

In addition, the Company is subject to regulatory requirements to clean up releases when they occur, properly close USTs to prevent future releases, maintain evidence of financial responsibility for taking corrective action and for compensating third parties for bodily injury and property damage resulting from releases, and maintain appropriate records. The states in which the Company operates also have adopted UST regulatory programs. The EPA has approved Maryland's tank program and has proposed approval of Delaware's program. Once approved, the State's UST rules substitute for the federal program.

In the ordinary course of business, the Company maintains a program to routinely detect releases of gasoline or other regulated substances from USTs it owns or operates. The Company employs groundwater monitoring wells and/or sophisticated in-tank monitoring devices at a majority of its Company operated stations and this information is available on-line at the Company's headquarters.

As part of its UST management program, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously owned UST systems. Due to the nature of UST releases, the actual payments for assessment and remediation activities may vary significantly from year to year.

STAGE II VAPOR RECOVERY. The Clean Air Act of 1990 requires the Company to comply with the regulations promulgated by the EPA and state governments for Stage II. The Company has a program to install the equipment necessary to comply with these regulations, which is designed to capture emissions that escape from a vehicle's fuel tank during refueling. Delaware and Maryland are phasing in compliance under their Stage II regulations based on average throughput, with the higher volume locations complying first. As of June 30, 1996 the Company is in compliance with the State of Delaware and the State of Maryland regulations.

ENVIRONMENTAL ASSESSMENT. The Company is subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination and, as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1996, expenditures in connection with the Company's compliance with federal, state and local environmental laws and regulations did not have a material adverse effect on the Company's earnings or competitive position.

Management believes that the contingent environmental liability recorded as of June 30, 1996 properly provides for the Company's environmental liability exposure for future remediation of known contamination which existed at June 30, 1996. The basis for the environmental liability is a comprehensive environmental assessment that was completed during fiscal year 1995 by an independent environmental consultant. The management of the Company is not aware of any new material environmental exposures since the study was completed in fiscal year 1995.

REFORMULATED GASOLINE. On December 15, 1993, the EPA finalized regulations to implement the reformulated gasoline ("RFG") program mandated by Section 211 (k) of the Clean Air Act. RFG is a gasoline that is manufactured to reduce ozone-forming emissions when burned in motor vehicles.

Under the RFG program, which began on January 1, 1995, only RFG may be sold at retail gasoline outlets in the nation's worst ozone non-attainment areas and in ozone non-attainment areas of states that choose to comply with the provisions of the RFG program. The parts of the country in which RFG must be sold are called "covered areas." Kent, New Castle and Sussex Counties in Delaware, Maryland and Northern Virginia are covered areas. The RFG program also requires that the gasoline produced by a refiner to be sold in areas that are not covered areas ("conventional areas") must not result in higher emissions than the refiner's 1990 gasoline.

The RFG program has a strong enforcement component and establishes a presumption of liability for all parties in the gasoline distribution system "upstream" from a location at which a violation of the mandates of the program occurred. Thus, if a violation is found at a retail outlet, the owner of the retail outlet as well as all suppliers of that retail outlet are presumed liable for the violation. This presumption is rebuttable under the RFG program. For gasoline retailers, this presumption may be overcome by showing that the retailer or its employees or agents did not cause the violation, that gasoline product transfer documents certifying all of the gasoline found at the outlet are in the possession of the owner, and that the owner has conducted a quality assurance sampling and testing program. A violation of the mandates of the RFG program is punishable by a fine of up to $25,000 per day of violation.

Company operated stations and dealer stations are located in both covered and conventional areas. As a result, the Company has implemented quality assurance and record-keeping programs to assure that it will be able to rebut the presumption of liability if a violation is found at one of its outlets or at a dealer outlet. These programs require a modest amount of capital expenditure and must be continued for as long as the RFG program is in effect. Management believes that the Company's potential liability for violations of the RFG program is not material in the aggregate to the Company's consolidated financial position or results of operations.

THE PETROLEUM MARKETING PRACTICES ACT. The Petroleum Marketing Practices Act ("PMPA"), as amended, is a federal law that prohibits a franchiser engaged in the sale, consignment or distribution of refiner-branded motor fuel from terminating or failing to renew a "franchise" or "franchise relationship," except on specified grounds and only after compliance with the statute's notification provisions. PMPA expressly pre-preempts state law concerning the termination, nonrenewal and notice thereof with respect to gasoline marketing franchises. PMPA is enforced judicially through cases interpreting the statute.

The Company is a franchiser under the PMPA because it distributes and sells motor fuel under refiners' trademarks, including pursuant to licensing arrangements. Thus, the Company is subject to PMPA's termination, nonrenewal and notice requirements in each of its individual contracts with its retail dealers. At the same time, the Company is entitled to PMPA's protections in each of its agreements with its branded suppliers.

ITEM 2.  PROPERTIES AND FACILITIES

The Company's principal office is located at 2510 Schuster Drive, Cheverly, Maryland 20781, and includes corporate offices and a garage. The building has approximately 17,138 square feet. The lease for this facility expires on June 30, 2001, with two 5-year options to renew.

King's principal office is located at 109 South Main Street, Camden, Delaware and includes corporate offices, a warehouse and a 405,000 gallon bulk storage plant. The facility is leased to King under a lease which expires on December 31, 1996, with a 10 year option to renew.

At June 30, 1996, the Company occupied five additional office facilities.
The Company also owns and/or operates 29 gasoline stations in Delaware, 3 stations in West Virginia and 5 stations in Maryland, of which 30 include convenience stores and 7 include sundry booths. The stations have a standard square footage of 1,250 square feet and storage capacity of 30,000 to 50,000 gallons.

At June 30, 1996, the Company had six bulk storage facilities serving all operating locations; some are at office locations. Two of the bulk storage plants are leased and the remaining four are owned. The Company feels that the storage capacity is adequate for serving customers.

ITEM 3.   LEGAL PROCEEDINGS

The Company from time to time is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. Management believes that the Company's potential liability with respect to proceedings currently pending is either covered by insurance or is not material in the aggregate to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA


The following selected financial data as of, and for the year ended June 30, 1996 and for the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the years ended June 30, 1994, 1993 and 1992 is derived from the audited financial statements of the Company. The data should be read in connection with the Company's financial statements and related notes and other financial information included elsewhere in this Form 10-K report.

           GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                      RESULTS OF OPERATIONS
                         (IN THOUSANDS)

                                         12/16/94-       7/1/94-
                             1996         6/30/95       12/15/94         1994            1993            1992

NET SALES                  $198,017       $104,115        $74,376       $176,938       $146,711       $126,344
COST OF SALES               154,158         80,505         59,739        134,223        118,971        101,268
                           --------       --------       --------       --------       --------       --------
GROSS PROFIT                 43,859         23,610         14,637         42,715         27,740         25,076

SELLING, GENERAL & ADMIN-
  ISTRATIVE EXPENSES         29,033         15,359         12,867         28,385         19,693         18,522
AMORTIZATION &
  DEPRECIATION               11,189          6,108          3,318          7,315          5,014          4,881
INTEREST                      9,398          5,054          1,239          2,526          1,795          2,256
OTHER INCOME                    668            851            200            565            410            865
                           --------       --------       --------       --------       --------       --------

(LOSS) INCOME BEFORE
  INCOME TAXES              (5,093)        (2,060)        (2,587)          5,054          1,648            282
INCOME TAX (BENEFIT)
  EXPENSE                   (1,428)          (592)        (1,004)          1,971            647            159
                           --------       --------       --------       --------       --------       --------
NET (LOSS) INCOME          $(3,665)       $(1,468)       $(1,583)       $  3,083         $1,001           $123
                           --------       --------       --------       --------       --------       --------
                           --------       --------       --------       --------       --------       --------

EARNINGS (LOSS)
PER SHARE(1)                    (2)            (2)            (2)          $1.31          $0.43          $0.05


(1) PER SHARE CALCULATIONS HAVE BEEN MADE WITH THE FOLLOWING FOR EACH PERIOD.
                                      AVERAGE SHARES OF
                                     OUTSTANDING COMMON
             FISCAL                         STOCK
             ------                  ------------------
             1996                              100
             12/16/94-6/30/95                  100
             7/1/94-12/15/94             2,355,000
             1994                        2,355,000
             1993                        2,355,000
             1992                        2,355,000

(2) THE EARNINGS (LOSS) PER SHARE FOR 1996 AND FOR THE PERIOD 12/16/94-6/30/95 ARE NOT COMPARABLE TO THE EARLIER YEARS AND PERIOD DUE TO THE ACQUISITION. IN ADDITION, THE EARNINGS (LOSS) PER SHARE FOR THE PERIOD 12/16/94-6/30/95 IS NOT COMPARABLE TO THE EARLIER YEARS AND TO THE PERIOD 7/1/94-12/15/94 DUE TO THE SEASONALITY OF THE COMPANY'S BUSINESS. THE EARNINGS (LOSS) PER SHARE FOR 1996 IS $(36,650), FOR THE PERIOD 12/16/94-6/30/95 IS $(14,680), AND FOR THE PERIOD
7/1/94-12/15/94 IS $(.67).

           GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                          BALANCE SHEET
                         (IN THOUSANDS)

                               1996      1995      1994      1993      1992

Current assets                $17,711   $15,287   $14,753   $12,820   $11,170
Current liabilities            18,126    15,895    18,263    16,809    12,800
                              -------   -------   -------   -------   -------
Working capital deficit         (415)     (608)   (3,510)   (3,989)   (1,630)
Total assets                  108,570   115,176    51,676    51,700    37,985

Long-term debt and capital
  lease obligations            65,351    68,614    24,740    29,813    21,080
Total liabilities              93,012    95,952    43,841    46,948    34,233
Shareholders' equity           15,558    19,224     7,835     4,752     3,752


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

In analyzing the results of the Company's operations, consideration should be given to the seasonal nature of the heating oil business and prevailing weather conditions, growth by acquisition, world oil market conditions and the ability to pass on variations in wholesale petroleum costs to customers. Financial results may vary from year-to-year as a result of these factors.

The Company's heating oil business is highly seasonal with approximately 75% of current fiscal year sales made in the quarters ending December and March. Sales from the Company's motor fuel operations are more evenly spread throughout the year with some seasonal increases in the summer months. Also, the Company's heating oil sales fluctuate depending upon weather conditions. In 1996, colder than normal winter temperatures significantly increased heating oil volume from the previous year.

Although the customer base for heating oil is declining industry-wide, the Company is working to increase sales by attracting new customers to offset the customers lost through attrition and seeking to acquire other petroleum distributors.

The consolidated financial statements of the Predecessor for the five and one-half month period ending December 15, 1994, combined with the consolidated financial statements of the Company for the six and one-half month period ending June 30, 1995 are not directly comparable to the consolidated financial statements of the Company for the year ended June 30, 1996 and Predecessor for the year ended June 30, 1994. The allocation of the purchase price in connection with the Acquisition and related financings result in consolidated financial statements that are not directly comparable.
 The following discussion and analysis should be read in connection with the historical financial information included in the consolidated financial statements of the Company.

In addition, the Company's consolidated financial statements for the years ended June 30, 1997 and June 30, 1996 will not be directly comparable due to the July 11, 1996 Shore Stop Acquisition.

The following discussion and analysis of the Company's financial condition and results of operations covers the period ending June 30, 1996.

RESULTS OF OPERATIONS.
     FISCAL 1996 VS. FISCAL 1995

The net loss for 1996 was $3,665,000 compared to net loss of $3,051,000 for 1995 for the reasons outlined below.

Total sales increased $19,526,000, or 11%, to $198,017,000 from 1995.  Total gallons of all petroleum products increased by 8% primarily as a result of heating oil volume increasing by 30%, which increase was caused by two factors. One was the cold weather which was 26.3% colder than last year and 13.4% colder than normal. The second reason was that for several weeks in 1996, commercial natural gas customers switched to oil because of interruptions in their natural gas supply, while during 1995 the gas interruptions were minimal. Motor fuel volume decreased by 1%.

Cost of sales increased to $154,158,000; an increase of $13,914,000, or 10% from 1995. This can be attributed to the increase in the number of gallons of heating fuel sold and a 1% increase in the average wholesale cost of all petroleum products purchased.

Gross profit for 1996 was $43,860,000; an increase of $5,612,000, or 15%, from 1995. The gross profit increase was primarily due to the increase in gallons of heating fuel sold.

Selling, general and administrative expenses for 1996 were $29,033,000, an increase of $807,000, or 3%, from 1995 This increase was primarily attributable to the higher expenses as a result of increased petroleum sales due to colder weather offset, in part, by reductions of administrative expenses attributable to continued consolidations of operations and general cost savings.

Depreciation and amortization expenses were $11,189,000, an increase of $1,163,000, or 19%, from 1995. The increase is primarily attributable to the additional depreciation and amortization on the fixed assets and intangible assets resulting from purchase accounting adjustments in connection with the Acquisition.

Interest expense increased by $3,104,000, or 49%, to $9,398,000 from 1995. This increase resulted primarily from additional indebtedness incurred in connection with the Acquisition.


Other income for 1996 was $668,000, a decrease of $382,000, or 36%, from 1995. The decrease results from decreased interest income, partially offset by an increase in the gain on the sale of fixed assets.

     FISCAL 1995 VS. FISCAL 1994

Net loss for 1995 was $3,051,000 compared to net income of $3,083,000 for 1994.

Total sales increased $1,553,000, or 1%, to $178,491,000 from 1994. Total gallons of all petroleum products decreased by 5%. Heating fuel volume decreased by 25% as a result of two factors. One was the warm weather which was 16% warmer than 1994 and 10.2% warmer than normal. The second reason was that for several weeks in fiscal 1994, commercial natural gas customers switched to oil because of interruptions in their natural gas supply, while during 1995 the gas interruptions were minimal. Motor fuel volume rose by 7% primarily due to aggressive marketing used to acquire additional contracts to supply independent gasoline stations.

Cost of sales increased to $140,244,000, an increase of $6,022,000, or 4% from 1994. This can be attributed to the fact that on a per gallon basis, the average wholesale cost of all petroleum products purchased increased by 6 cents per gallon, or 9%. The cost per gallon increase was offset partially by a 5% decrease in the number of gallons sold.

Gross profit for 1995 was $38,248,000, a decrease of $4,468,000, or 10%, from 1994. The gross profit decrease was primarily due to the decrease in gallons of petroleum products sold and the higher average wholesale cost of sales per gallon.

Selling, general and administrative expenses for 1995 were $28,225,000, a decrease of $160,000, or less than 1%, from 1994. This decrease was primarily attributable to the lower operating expenses as a result of decreased petroleum sales due to warmer weather offset, in part, by additional operating expenses related to new company operated stations and increases in insurance expenses.

Depreciation and amortization expenses were $9,426,000, an increase of $2,111,000, or 29%, from 1994. Most of the increase is related to the additional amortization on the intangible assets resulting from purchase accounting adjustments in connection with the Acquisition.

Interest expense increased by $3,768,000, or 149%, to $6,294,000 from 1994. This increase resulted primarily from additional indebtedness incurred in connection with the 1995 Acquisition and higher interest rates.

Other income for 1995 was $1,050,000, an increase of $486,000, or 86%, from 1994. The increase results from increased interest income and gains on the sale of fixed assets.

FINANCIAL CONDITION.

     FISCAL 1996 VS. FISCAL 1995

Accounts and notes receivable increased by $2,958,000 from $8,855,000 to $11,813,000. The increase was due primarily to the increased volume of heating oil sold in 1996.

Prepaid expenses and other current assets decreased by $366,000 from $1,686,000 to $1,320,000.
The decrease was primarily attributable to the decreased prepayment of insurance premiums and the amortization of consulting fees related to the Acquisition.

Refundable income taxes decreased by $1,184,000 due to the receipt of tax refunds and the utilization of Alternative Minimum Tax credits.

Property, plant and equipment before depreciation increased by $1,563,0000, or 7%. This increase was due to capital expenditures made to comply with Stage II Vapor Recovery regulations at some of the company-operated stations, investments in new dealer supply contracts, and the purchase of, and major repairs to, tank trucks, service vans and other vehicles to provide service to customers.

Net intangibles decreased by $6,908,000 , or 9%, from $75,441,000 to $68,533,000. The decrease is primarily due to the amortization of the intangibles.

Accounts payable increased by $1,530,000, or 25%, from $6,051,000 to $7,581,000, due to higher petroleum product costs and timing of payments to vendors at the end of 1996.

Accrued expenses increased by $1,415,000, or 66%, from $2,145,000 to $3,560,000, primarily because of additional accrued interest and professional fees.

Deferred income taxes decreased $1,846,000, or 19%, from $9,840,000 to $7,994,000 because of the amortization of intangible assets relating to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

The Company believes that cash flow from operating activities, cash on hand and periodic borrowings, if necessary, will be adequate to meet its operating cash requirements for the foreseeable future. In addition to its existing working capital facilities, the Company may enter into additional financing facilities to fund future acquisitions and for other purposes, to the extent such facilities are permitted under the terms of the Indenture (the "Indenture") governing the Company's 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes") and the Company's other then existing credit agreements.

On July 11, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Credit Agreement"; and as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, increase the revolving credit facility thereunder from $12 million to $13,000,000 and the term loan thereunder from $34,450,000 to $54,450,000. The Credit Agreement had previously been most recently amended on January 5, 1996, to, among other things, increase the amount of the revolving credit facility provided thereunder from $12 million to $16 million during the period from January 5, 1996 through March 31, 1996.
 Such increase was necessitated by significant increased demand for heating oil caused by colder than normal temperatures, which increased the Company's accounts receivable.

In 1996, the Company's peak usage of the revolving credit facility was approximately $10,800,000. At September 15, 1996, there was no balance outstanding with respect to the revolving credit facility. The revolving portion of the Amended and Restated Credit Agreement expires in 1998 and the Company may be required to replace the revolving portion at such time.

Prior to the January 1996 amendment to the Credit Agreement, the Company entered into two amendments to the Credit Agreement and one amendment to the Indenture that revised certain of the definitions and/or certain financial covenants contained therein. The Company is in compliance with the financial covenants contained in such agreements as amended, as of the date hereof.

The Company's operations generate substantial amounts of cash flow relative to net income, principally because of depreciation of fixed assets and amortization of customer and service accounts, documents, books and records obtained in acquisitions. During

1996, 1995, and 1994, net cash provided by operating activities was $5.6 million, $.4 million and $8.9 million respectively. Cash flow from operating activities in 1996 increased by $5.2 million as compared to 1995 primarily due to colder winter weather. Cash flow from operating activities in 1995 decreased by $8.5 million as compared to 1994 primarily due to the warmer winter weather and interest payments on a larger debt balance and higher interest rates.

The Company had capital expenditures of $2.4 million, $3.6 million, and $2.9 million, during 1996, 1995 and 1994, respectively. Included in capital expenditures in 1996 were investments in new dealer supply arrangements and capital expenditures to comply with Stage II Vapor Recovery regulations. The Company spent $.2 million, and $2.3 million for acquisitions during 1995 and 1994 respectively. The Company acquired one small heating oil company in 1995 and two small heating oil operations in 1994.

The Company believes that cash flow provided by operations, supplemented by external long-term borrowings, will provide sufficient funds to meet the Company's liquidity needs for current operations and internal growth and to finance expansion through acquisitions.

The Company purchases petroleum as necessary to meet the delivery demands of its customers on a short-term basis. Thus, the Company carries relatively small amounts of petroleum in inventory and does not require substantial working capital to finance inventories.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At the time of the Acquisition, the Company replaced Ernst & Young LLP ("E&Y"), the independent accountants for Predecessor, as of December 15, 1994. E&Y's report on the financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by the Board of Directors.

For the fiscal years ending 1994 and 1993 and for the subsequent interim period preceding the replacement of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.

For the fiscal years ended 1994 and 1993 and for the subsequent interim period preceding the replacement of E&Y, E&Y: (i) did not advise Predecessor that the internal controls necessary for Predecessor to develop the reliable financial statements did not exist; (ii) did not advise Predecessor that information had come to E&Y's attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management; (iii) did not advise Predecessor of the need to expand significantly the scope of its audit, or that information had come to E&Y's attention during the fiscal year ended 1994 and 1993 and for the subsequent interim period preceding E&Y's replacement that if further investigated might (a) have materially impacted the fairness or reliability of either the issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may have prevented it from rendering an unqualified audit report on those financial statements) or (b) have caused it to be unwilling to rely on management's representations or to be associated with Predecessor's financial statements, and due to E&Y's replacement, or for any other reason, E&Y did not expand the scope of its audit or conduct such further investigation.

Arthur Andersen LLP was engaged as of December 15, 1994 as the Company's principal accountant to audit the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the Company's Executive Officers and Directors as of September 29, 1996:

         Name                 Age       Position with the Company
         ----                 ---       -------------------------

Howard B. Schlosberg           52       President, Director
Bruce W. King                  49       Vice President, Director
Raymond R. McKenzie, Jr.       41       Chief Financial Officer, Treasurer and
                                        Secretary
W. Randolph Groft              35       Operations General Manager and Assistant
                                        Secretary
Todd R. Berman                 39       Chairman of the Board
Barry Lassman                  55       Director, Consultant
Neil H. McLaurin, III          52       Director
Walter J. Meighan              71       Director, Consultant
Michael S. Shein               32       Director, Vice President

Howard B. Schlosberg has served as President of the Company since October 1992 and a Director since 1991. He joined the Company in September 1990 and served as Vice President responsible for retail marketing until August 1991 when he became the Chief Operating Officer and Director in Charge of Operations. From 1983 to 1989, he served as Vice President and General Manager for Acme Oil

Corporation in New Jersey. He has 22 years of experience in retail petroleum distribution and marketing.

Bruce W. King has served as Vice President and a Director of the Company since April 1988. He also served as Acting President from August 1991 until October 1992. He joined Griffith when it acquired King in May 1987 and serves as President of Carl King. Prior to that time, he was with the predecessor to Carl King and has 23 years of experience in retail petroleum distribution and marketing.

Raymond R. McKenzie, Jr. has served as Chief Financial Officer, Treasurer and Secretary of the Company since March 1991. Mr. McKenzie joined the Company in November 1990 as the Corporate Controller. He has over 18 years of financial experience in both public accounting with the big six and in the private corporate sector. Most recently, he served as Controller for The Milton Company in Tysons Corner, Virginia from 1989 to 1990 and prior to that as a Senior Manager with Price Waterhouse, Washington, D.C.

W. Randolph Groft has served as Assistant Secretary of the Company since April 1990. Mr. Groft joined the Company in September 1986 when the Company acquired John R. Brown, Inc. where he served as Operations Manager. Mr. Groft started with John R. Brown in 1983, giving him a total of thirteen years experience in the industry. He has served the Company in various capacities, most recently appointed to Operations General Manager in March 1994.

Todd R. Berman has served as Chairman of the Board of Directors of the Company since December 1994. Mr. Berman is the President and founder of Chartwell Investments Inc. ("Chartwell"), a merchant banking firm. Prior to forming the predecessor to Chartwell in 1992, Mr. Berman served as a Managing Director of E.S. Jacobs & Company, an investment firm, from 1984 to 1992.

Barry Lassman has served as a Director of and consultant to the Company since December 1994. Mr. Lassman has been the Chief Operating Officer of Benzoline Energy Company, a full service residential and commercial heating oil distributor in Connecticut, since 1984. Mr. Lassman is also the President of BJL Holdings, L.L.C. ("BJL Holdings"). Prior to his employment with Benzoline, Mr. Lassman was the Chief Operating Officer of MacArthur Petroleum, a New Jersey based distributor of heating oil and gasoline, and Assistant to the President and Vice President -- Finance of Consolidated Edison of New York, a major gas and electric utility in New York.

Neil H. McLaurin, III has been a Director of the Company since December 1995. Mr. McLaurin has been Chairman of the Board of Directors, President, and Chief Executive Officer of E-Z Serve Corporation ("E-Z Serve"), since October 1990. E-Z Serve operates 706 convenience stores and 11 franchises, and distributes motor fuels through 189 non-company operated retail outlets in 20 states, predominantly in the Sunbelt. From 1989 to 1990, Mr. McLaurin served as a consultant for L.B. Consulting Co., an investment company in Houston, Texas.

Walter J. Meighan has served as a Director of the Company and as a consultant to the Company since December 1994. Mr. Meighan has served as Chairman and a Director of the Board of Directors of the Company since 1985, as President of the Company from April 1988 to July 1990 and as Director of Acquisitions of the Company from 1985-1988. From 1979 until June 1985, Mr. Meighan served as President of the predecessor of Griffith Consumers Company. Mr. Meighan joined such predecessor in 1962 serving in the following capacities: Executive Vice President, Vice President of Sales, General Sales Manager and Baltimore Division Manager.

Michael S. Shein has served as a Director of the Company and Vice President of the Company since December 1994. Mr. Shein is a Managing Director and co-founder of Chartwell. Prior to joining the predecessor to Chartwell in 1992, Mr. Shein served as a Senior Vice President, Vice President and Associate of E.S. Jacobs & Company from 1988 to 1992. Previously, Mr. Shein was employed by Goldman, Sachs & Co., an investment banking firm, in the Mergers & Acquisition Department. Mr. Shein is also a director and Vice President, Treasurer and Secretary of GHI.

The directors of the Company are elected each year by the shareholder to serve for a one or two year term and until their successors are elected and qualified. GHI has agreed to vote all shares of Common Stock of the Company owned by it for the election of Mr. Meighan to the Board of Directors of the Company. See "Certain Transactions." The executive officers of the Company are elected by the Board of Directors to serve at the discretion of the Board.

Members of the Board of Directors, other than Mr. Meighan and Mr. McLaurin do not receive directors fees, but are reimbursed by the Company for their out-of-pocket expenses incurred in attending Board of Directors and committee meetings. Mr. Meighan and Mr. McLaurin receive an annual retainer of $10,000 plus an additional $1,500 fee for each director's meeting attended.

DIRECTORS AND EXECUTIVE OFFICERS OF CARL KING

The following table sets forth certain information regarding Carl King's Executive Officers and Directors as of September 27, 1996:

         Name                 Age       Position with Carl King
         ----                 ---       -----------------------

Todd R. Berman                 39       Chairman of the Board
Bruce W. King                  49       President, Director
Howard B. Schlosberg           52       Vice President
Michael S. Shein               32       Vice President, Director
Raymond R. McKenzie, Jr.       41       Vice President
Terrence P. Sullivan           42       Vice President

William L. Sanner              43       Secretary and Treasurer
W. Randolph Groft              35       Assistant Secretary
Walter J. Meighan              71       Director


For information with respect to directors and officers of Carl King who serve as Directors or officers of the Company, see "Directors and Executive Officers of the Company." The following is a brief description of the business experience for at least the past five years of the directors and officers of Carl King who do not have a position with the Company:

Terrence P. Sullivan has served as Vice President of Carl King since
October 1995. He joined the Company in October 1989. Mr. Sullivan is responsible for the contract dealer class of trade, commercial sales, supply and distribution. Prior to joining Carl King, Mr. Sullivan held several marketing and financial analyst positions for Mobil Oil Corporation.

William L. Sanner has served as Controller and Treasurer of Carl King since June 1987. He has seventeen years of accounting, finance and budgeting experience with Carl King, USAir Inc. and MCI Telecommunications Inc.

The directors of Carl King are elected each year by the shareholder of Carl King to serve for a one-year term and until their successors are elected and qualified. The executive officers of Carl King are elected by the Board of Directors of Carl King to serve at the discretion of the Board of Carl King.

DIRECTORS AND EXECUTIVE OFFICERS OF FREDERICK TERMINALS

The following table sets forth certain information regarding Frederick Terminal's Executive Officers and Directors as of September 27, 1996:

                                           Position with
     Name                     Age        Frederick Terminals
     ----                     ---       --------------------

Todd R. Berman                 39       Chairman of the Board
Howard B. Schlosberg           52       Director, President
Raymond R. McKenzie, Jr.       41       Director, Treasurer and Secretary
Michael S. Shein               32       Director, Vice President

See "Directors and Executive Officers of the Company" for a description of the business experience of the executive officers and directors of Frederick Terminals for the past five years.

The directors of Frederick Terminals are elected each year by the shareholder of Frederick Terminals to serve for a one-year term and until their successors are elected and qualified. The executive officers of Frederick Terminals are elected by the Board of Directors of Frederick Terminals to serve at the discretion of the Board of Frederick Terminals.

ITEM 11.  EXECUTIVE COMPENSATION

Set forth below is the applicable compensation information for the Company's President and the other most highly compensated executive officers whose annual paid or payable aggregate cash and non-cash compensation exceeded $100,000 (the "Named Executives") with respect to the fiscal year ended June 30, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                             FISCAL YEAR         ANNUAL      COMPENSATION(1)      ALL OTHER    SHARES OF GHI UNDERLYING
NAME                           JUNE 30,          SALARY           BONUS           COMP.(2)          OPTIONS (#)
- ----                         -----------         ------           -----           ---------    ------------------------
HOWARD B. SCHLOSBERG             1996           $158,875         $58,000          $15,200
PRESIDENT                        1995            155,000          47,500            9,500               20,400
                                 1994            140,000          50,000            8,500

BRUCE W. KING                    1996            158,875          58,000           11,000
VICE PRESIDENT                   1995            155,000          47,500           10,500               20,400
                                 1994            140,000          50,000            9,000

RAYMOND R. MCKENZIE, JR.         1996            128,125          52,000           10,800
CHIEF FINANCIAL                  1995            125,000          43,750            8,500               10,200
OFFICER, TREASURER               1994            105,600          45,000            7,500
AND SECRETARY

W. RANDOLPH GROFT                1996             85,000          25,000            6,400                5,000
ASSISTANT SECRETARY              1995                N/A             N/A              N/A
                                 1994                N/A             N/A              N/A

TERRENCE P. SULLIVAN             1996             75,000          45,000            6,400                5,000
VICE PRESIDENT                   1995                N/A             N/A              N/A
CARL KING (ONLY)                 1994                N/A             N/A              N/A

WILLIAM L. SANNER                1996             75,000          25,000            6,400                5,000
TREASURER AND SECRETARY          1995                N/A             N/A              N/A
CARL KING (ONLY)                 1994                N/A             N/A              N/A

     (1) COMPENSATION DEFERRED AT THE ELECTION OF EXECUTIVE INCLUDABLE IN CATEGORY AND YEAR EARNED.
     (2) OTHER COMPENSATION CONSISTS OF EMPLOYER MATCHING CONTRIBUTIONS TO THE 401(K) PLAN, ALL OF WHICH ARE 100% VESTED, AUTOMOBILE ALLOWANCES AND CLUB DUES.


THE FOLLOWING TABLE SETS FORTH THE "IN-THE-MONEY" OPTIONS FOR GHI
COMMON STOCK AT FISCAL YEAR-END WITH RESPECT TO EACH OF THE EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE:

                                              FISCAL YEAR-END OPTION VALUES

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
                                             NUMBER OF SECURITIES
                                         UNDERLYING UNEXERCISED OPTION
                                              AT FISCAL YEAR-END
  NAME                                   (#) EXERCISABLE/UNEXERCISABLE
- ---------------------------------------------------------------------------

  HOWARD B. SCHLOSBERG                           6,800/13,600
- ---------------------------------------------------------------------------

  BRUCE W. KING                                  6,800/13,600
- ---------------------------------------------------------------------------

  RAYMOND R. MCKENZIE, JR.                        3,400/6,800
- ---------------------------------------------------------------------------

  W. RANDOLPH GROFT                                 0/5,000
- ---------------------------------------------------------------------------

  TERRENCE P. SULLIVAN                              0/5,000
- ---------------------------------------------------------------------------

  WILLIAM L. SANNER                                 0/5,000
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

The following table sets forth option grants made with respect to shares of GHI, the Company's parent, in 1996 with respect to each of the Executive Officers named in the Summary Compensation Table.

- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
                                               OPTION GRANTS OF SHARES OF GHI IN 1996

                                                          INDIVIDUAL GRANTS
- ------------------------------------------------------------------------------------------------------------------------------------

                                NO. OF       PERCENT OF
                                SHARES     TOTAL OPTIONS
                              UNDERLYING     GRANTED TO     EXERCISE OR                               POTENTIAL REALIZABLE VALUE
                               OPTIONS      EMPLOYEES IN    BASE PRICE                                AT ASSUMED ANNUAL RATES OF
          NAME                  GRANTED      FISCAL YEAR      ($/SH)          EXPIRATION DATE          STOCK PRICE APPRECIATION
                                                                                                  --------------------------------
                                                                                                      5% ($)              10% ($)
- ------------------------------------------------------------------------------------------------------------------------------------
 TERRENCE P. SULLIVAN            5,000           26%         $16.4905        OCTOBER 17, 2005         $51,854            $131,407
- ------------------------------------------------------------------------------------------------------------------------------------
 NEIL H. MCLAURIN, III           4,000           22%         $16.4905        DECEMBER 19, 2005        $41,483            $105,126
- ------------------------------------------------------------------------------------------------------------------------------------
 W. RANDOLPH GROFT               5,000           26%         $16.4905        OCTOBER 22, 2005         $51,854            $131,407
- ------------------------------------------------------------------------------------------------------------------------------------
 WILLIAM L. SANNER               5,000           26%         $16.4905        OCTOBER 22, 2005         $51,854            $131,407
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Schlosberg, King and McKenzie for a period of three years commencing on December 15, 1994 and with Mr. Sullivan for a period of three years commencing October 18, 1995.
Under the employment agreements the annual base salaries of Messrs. Schlosberg, King, McKenzie and Sullivan initially are $155,000, $155,000, $125,000, and $75,000, respectively, subject to an annual cost of living adjustment. They are also entitled to participate in any bonus plan approved by the Board of Directors of the Company. They are also entitled to any other benefits generally available to the senior management of the Company and the use of a company car or a car allowance. In addition, as described under "Incentive Equity Plan," GHI has established an incentive equity plan for senior management of the Company. Pursuant to their employment agreements, Messrs. Schlosberg, King and McKenzie received under the incentive equity plan options to purchase (at an exercise price per share of $16.4905) 1.5%, 1.5% and .75%, respectively, of GHI's common stock, on a fully diluted basis, as of the closing of the Acquisition. Pursuant to his employment agreement, Mr. Sullivan received under the incentive equity plan options to purchase (at an exercise price per share of $16.4905) 5,000 shares of GHI's common stock. If the Company terminates any of the employment agreements without cause or because the officer has been incapacitated for three consecutive months, then the terminated officer will be entitled to continue to receive his salary, plus certain benefits, for twelve months from the date of the notice of termination. The employment agreements contain certain customary non-solicitation and non-competition provisions upon termination of such agreements.

The Company has also entered into employment agreements with Messrs. Berman and Shein for a period of five years commencing on December 15, 1994. Under the employment agreements, Messrs. Berman and Shein will receive salaries of $50,000 each year during the term of the agreements plus any other benefits generally available to senior management of the Company. If the Company terminates either of their employment agreements, then the terminated officer will be entitled to continue to receive his salary, plus certain benefits, for the balance of the term.

INCENTIVE EQUITY PLANS.

GHI has established nonqualified stock option plans to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth as of September 27, 1996 the number and percentage of outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock"), beneficially owned by (i) each of the named executive officers of the Company; (ii) each director of the Company, Carl King and Frederick Terminals who owns Common Stock; (iii) all directors and executive officers of the Company, Carl King and Frederick Terminals as a group; and (iv) each person known by the Company to own beneficially more than five percent of the Common Stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

                  Name                      Shares Owned     %
                  ----                      ------------   -----

     Griffith Holdings, Inc. . . . . . . . .     100        100
       2510 Schuster Drive
       Cheverly, MD 20781

King and Frederick Terminals are wholly owned subsidiaries of the Company.

The following table sets forth as of September 27, 1996, the number and percentage of outstanding shares of the GHI common stock, par value $.01 per share, beneficially owned by (i) each of the named executive officers of the Company; (ii) each director of the Company, King and Frederick Terminals; and
(iii) all directors and executive officers of the Company, King and Frederick Terminals as a group. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of GHI Common Stock indicated as beneficially owned by them, except as otherwise noted.

  NAME                                         SHARES OWNED   %
                                               ------------  ---

  Todd R. Berman(1)                                -          -

  Michael S. Shein(1)                              -          -

  Barry J. Lassman(2)                            47,458      3.63

  Howard B. Schlosberg(3)                         9,832       *

  Bruce W. King(3)                                9,832       *

  Raymond R. McKenzie, Jr.(3)                     4,916       *

  Walter J. Meighan                                -          -

  Neil H. McLaurin, III(4)                        5,000

  All Directors and Officers as a Group (10)     77,038      5.77%

- ---------------------------------

*    Less than one percent.
(1) Messrs. Berman and Shein are limited partners of Chartwell, L.P., a Cayman Islands limited partnership, which is the general partner and a limited partner of Griffith Partners L.P. and holds approximately 63% of the partnership interests of Griffith Partners L.P. and, consequently, may be deemed to beneficially own all of the shares of GHI beneficially owned by Chartwell Partners L.P. Griffith Partners L.P. beneficially holds 77.03% of the outstanding shares of GHI.
(2) BJL Holdings holds options to purchase 47,458 shares of the Common Stock of GHI, which options are immediately exercisable at a price per share equal to $16.4905. Mr. Lassman may be deemed beneficially to own the shares owned by BJL Holdings.
(3) Messrs. Schlosberg, King and McKenzie hold options to purchase 20,400 shares, 20,400 shares and 10,200 shares, respectively, of GHI Common Stock exercisable at a price per share equal to $16.4905, of which options to purchase 6,800 shares, 6,800 shares and 3,400 shares, respectively, of GHI Common Stock were exercisable as of June 30, 1996.

(4) Mr. McLaurin holds options to purchase 4,000 shares of GHI Common Stock at a price per share equal to $16.9905.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GHI, the Company and Carl King entered into a management consulting agreement with Chartwell pursuant to which Chartwell will provide the Company with certain management, advisory and consulting services for a fee of $200,000 for each fiscal year of the Company during the term of the agreement, with up to an additional $200,000 payable for each of fiscal years 1996 through 2000, provided that certain financial goals are achieved, plus reimbursement of certain expenses. Chartwell received an additional $100,000 fee in 1996 based on the achievement of certain financial goals. The term of the management consulting agreement is five years commencing on December 15, 1994, with one additional five year renewal term. Mr. Berman and Mr. Shein are founders and officers of Chartwell.

BJL Holdings received, at the closing of the Acquisition, options to purchase 47,458 shares of the Common Stock of GHI at an exercise price per share equal to $16.4905.

Messrs. Schlosberg, King and McKenzie each purchased 3,032, 3,032 and 1,516 shares of Common Stock of GHI, respectively, from Chartwell G.P. Corp. at a purchase price per share equal to $16.4905 in February, 1995.

Mr. Meighan entered into a consulting agreement, which agreement was extended until December 15, 1997 with GHI and the Company pursuant to which he is to receive fees for services rendered to the Company at a rate of $200 per hour. Such fees are not currently expected to exceed $10,000. Mr. Meighan is also entitled to the use of a company car. In addition, GHI has agreed to vote its shares in favor of the election of Mr. Meighan as a director for the term of the consulting agreement.

Mr. Lassman entered into a one year consulting agreement with GHI and the Company pursuant to which he received a retainer of $2,500 per month for services rendered to the Company.

GHI entered into a stock option agreement, in 1994, with each of Howard B. Schlosberg, Bruce W. King and Raymond R. McKenzie, Jr., pursuant to which they each received options to purchase 20,400 shares, 20,400 shares and 10,200 shares respectively, of common stock of GHI at an exercise price of $16.4905 per share.

GHI entered into a stock option agreement, in 1995, with each of Terrence P. Sullivan, Neil H. McLaurin, III, W. Randolph Groft and William L. Sanner., pursuant to which they received options to purchase 5,000 shares, 4,000 shares, 5,000 shares and 5,000 shares respectively, of common stock of GHI at an exercise price of $16.4905 per share.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   (a) FINANCIAL STATEMENTS OF THE COMPANY

                                                                           Page
          Reports of Independent Auditors. . . . . . . . . . . . . . . . . F-1-2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . F-3-4
          Consolidated Statements of Operations. . . . . . . . . . . . . . . F-5
          Consolidated Statements of Changes in
            Shareholder's Equity . . . . . . . . . . . . . . . . . . . . . . F-6
          Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . F-7
          Notes to Consolidated Financial Statements . . . . . . . . . . .F-8-22

          (b) FINANCIAL STATEMENTS OF THE BUSINESS ACQUIRED

              (i)  Regent Investments, Inc.
                   Financial Statements
                   December 31, 1995 and 1994
                   (With Independent Auditors' Report Thereon)

              (ii) Griffith Consumers Company and Subsidiaries pro forma statments of operation for the year ended June 30, 1995 and the nine months ended March 31, 1996 and balance sheet as of March 31, 1996

     2.   All other schedules for which provision is made in the applicable
accounting regulation of the Securities and    Exchange Commission are not
required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   EXHIBITS

  [c]2.1 Asset Purchase Agreement dated as of November 30, 1989 between Griffith Consumers Company, a Maryland corporation and predecessor to the Company ("Griffith Maryland"), and Hessick, Inc.

  [e]2.2 Asset Purchase Agreement dated October 3, 1991 between Carl King and Calotex Delaware, Inc.

  [g]2.3 Asset Purchase Agreement dated April 23, 1993 between Griffith Maryland and Steuart Petroleum Company and Steuart Investment Company.

  [i]2.4 Agreement for Merger dated as of August 26, 1994 among Griffith Maryland, Griffith Holdings, Inc. ("GHI") and ABC Acquisition Corp. ("ABC") (the "Merger Agreement").

  [i]2.5    First Amendment, dated as of October 28, 1994, to Merger Agreement.

  [i]2.6    Second Amendment, dated as of November 18, 1994, to Merger
            Agreement.

  [i]2.7    Third Amendment, dated as of December 12, 1994, to Merger Agreement.

  [i]2.8 Agreement and Plan of Merger dated as of December 15, 1994 among Griffith Maryland and Andrew One Corp.

  [i]3.1    Certificate of Incorporation of Griffith Holdings, Inc.

  [i]3.2 Certificate of Amendment to the Certificate of Incorporation of Griffith Holdings, Inc., changing its name to Andrew One Corp., dated August 23, 1994.

  [i]3.3 Certificate of Merger of Griffith Maryland with and into Andrew One Corp. and changing the name of Andrew One Corp. to Griffith Consumers Company, dated December 15, 1994.

  [i]3.4    Certificate of Incorporation of CKC Corporation.


  [i]3.5 Certificate of Amendment to Certificate of Incorporation of CKC Corporation, changing its name to Carl King, Inc., dated January 5, 1987.

  [i]3.6    Articles of Incorporation of Frederick Terminals, Inc.

  [i]3.7    By-laws of Griffith.

  [i]3.8    By-laws of Carl King, Inc.

  [i]3.9    By-laws of Frederick Terminals, Inc.

  [i]4.1    Indenture dated as of December 15, 1994 among Griffith, Carl
            King, Frederick Terminals and NationsBank Trust Company of New York, as Trustee (including form of 14 1/2% Senior Subordinated Notes due
            2004).

  [i]4.2 Purchase Agreement dated as of December 12, 1994 among GHI, Andrew One Corp. and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ").

  [i]4.3 A/B Exchange Registration Rights Agreement dated as of December 15, 1994 among Griffith, Carl King, Frederick Terminals and DLJ.

  [j]4.4    Form of Letter Agreement dated December 15, 1994 among Griffith,
            Sun Life Insurance Company of America, John Hancock Mutual Life Insurance Co., The Lincoln National Life Insurance Company and Pecks Management Partners.

  [i]4.5 Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 15, 1994 among Griffith, Carl King, and certain lending institutions, with The First National Bank of Boston, as Agent (the "Credit Agreement").

  [i]4.6 Fourth Amended and Restated Revolving Credit Note, in the original principal amount of $9,500,000, dated as of December 15, 1994, made by Griffith and Carl King in favor of The First National Bank of Boston.

  [i]4.7 Fourth Amended and Restated Revolving Credit Note, in the original principal amount of $2,500,000, dated as of December 15, 1994, made by Griffith and Carl King in favor of The Riggs National Bank of Washington, D.C.

  [i]4.8 Term Note A dated as of December 15, 1994 made by Griffith and Carl King in favor of each of Term Loan A lenders under the Credit Agreement.

  [i]4.9 Term Note B dated as of December 15, 1994 made by Griffith and Carl King in favor of each of the Term Loan B lenders under the Credit Agreement.

  [i]4.10 Guaranty dated as of December 15, 1994 by Frederick Terminals in favor of the lending institutions party to the Credit Agreement and The First National Bank of Boston, as Agent.

  [i]4.11 Security Agreement dated as of December 15, 1994 among Griffith, Carl King and The First National Bank of Boston, as Agent for the lending institutions party to the Credit Agreement.

  [i]4.12 Security Agreement dated as of December 15, 1994 among Frederick Terminals and The First National Bank of Boston, as Agent for the lending institutions party to the Credit Agreement.

  [i]4.13 Second Amended and Restated Stock Pledge Agreement dated as of December 15, 1994 among Griffith and The First National Bank of Boston, as Agent for the lending institutions party to the Credit Agreement.

  [k]4.14 Amendment No. 1 dated as of March 15, 1995, to the Third Amended and Restated Revolving Credit and Loan Agreement dated as of December 15, 1994 among Griffith, King, and certain lending institutions, with The First National Bank of Boston as Agent.

  [k]4.15 Amendment No. 1 dated as of March 15, 1995, to Indenture dated December 15, 1994, among Griffith, King, Frederick Terminals and NationsBank Trust Company of New York, as Trustee.

  [n]4.16 Amendment No. 2 dated as of August 11, 1995, to the Third Amended and Restated Revolving Credit and Loan

            Agreement dated as of December 15, 1994, among Griffith, King, and certain lending institutions, with The First National Bank of Boston as Agent.

  [e]4.17 Amendment No. 3 dated as of January 5, 1996 to the Third Amended and Restated Revolving Credit Agreement dated as of December 15, 1994 among Griffith, Carl King, Inc., and certain lending institutions, with the First National Bank of Boston as Agent.

     4.18* Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 8, 1996 among Griffith, Carl King, Inc., Shore Stop Corporation and certain lending institutions, with the First National Bank of Boston as Agent.

     4.19* Second Supplemental Indenture, dated as of June 30, 1996 to Indenture dated as of December 15, 1994 among the Company, King, Frederick Terminals and The Bank of New York as Successor Trustee.

  [j]5.1 Legal Opinion of Akin, Gump, Strauss, Hauer & Feld, L.L.P. concerning the legality of the New Notes.

  [a]10.1 Purchase Agreement dated June 30, 1986 between Griffith Maryland and Griffith Consumers Leasing Partnership.

  [b]10.2   Lease dated December 30, 1986 between Carl King and CKC.

  [d]10.3 Product Sales Agreement between Mobil Oil Company and Carl King, Inc. dated April 15, 1988.

  [d]10.4 Product Sales Agreement between Mobil Oil Company and Griffith Maryland dated May 29, 1990.

  [f]10.5 Product Sales Agreement between Star Enterprise and Carl King, Inc. dated December 6, 1991.

  [f]10.6 Non-compete Agreement dated January 2, 1992 between Griffith Maryland and Walter J. Meighan.

  [g]10.7 Lease dated June 9, 1993 between Griffith Maryland and Steuart Petroleum Company.

  [g]10.8 Non-compete Agreement dated June 9, 1993 between Griffith Maryland and Steuart Investment Company.

  [g]10.9 Non-compete Agreement dated June 9, 1993 between Griffith Maryland and Steuart Petroleum Company.

  [g]10.10 Non-compete Agreement dated June 9, 1993 between Griffith Maryland and Leonard P. Steuart, II and Guy T. Steuart, II.

  [h]10.11 Non-compete Agreement dated July 1, 1993 between Griffith Maryland and Rockville Fuel and Feed Company.

  [h]10.12 Non-compete Agreement dated July 1, 1993 between Griffith Maryland and James D. Ward.

  [h]10.13 Non-compete Agreement dated August 2, 1993 between Griffith Maryland and Frederick Petroleum Company.

  [h]10.14 Non-compete Agreement dated August 2, 1993 between Griffith Maryland and DeWalt J. Willard, Jr.

  [h]10.15 Non-compete Agreement dated March 21, 1994 between Griffith Maryland and George G. Brown.

  [i]10.16 Agreement with Shareholders dated as of August 26, 1994 among Certain Shareholders of Griffith Maryland, GHI and ABC.

  [i]10.17 Consulting, Noncompetition and Indemnity Agreement dated as of August 26, 1994 among Richard Slifka, Alfred A. Slifka, GHI and ABC.

  [i]10.18 Letter Agreement dated as of October 28, 1994 among Richard Slifka, Alfred A. Slifka, GHI and ABC regarding Consulting, Noncompetition and Indemnity Agreement dated as of August 26, 1994.

  [i]10.19 Consulting and Noncompetition Agreement dated as of August 26, 1994 among Thomas A. McManmon, GHI and ABC.

  [i]10.20 Noncompetition Agreement dated as of August 26, 1994 among Global Petroleum Co., GHI and ABC.

  [i]10.21 License Agreement dated as of December 15, 1994 among Global Petroleum Corp., Griffith and Carl King.

  [i]10.22 Advisory Agreement dated as of December 15, 1994 among First Chartwell Investments Inc., Griffith, GHI, ABC and Carl King.

  [i]10.23 Management Agreement dated as of December 15, 1994 among Chartwell Investments Inc., Griffith and Carl King.

  [i]10.24 Consulting Agreement dated as of June 15, 1994 among BJL Holdings, LLC, GHI and ABC.

  [i]10.25 Consulting Agreement dated as of December 15, 1994 among Walter J. Meighan, GHI and Griffith.

  [i]10.26 Employment Agreement dated as of December 15, 1994 among Griffith and Todd R. Berman.

  [i]10.27 Employment Agreement dated as of December 15, 1994 among Griffith and Michael S. Shein.

  [i]10.28 Employment Agreement dated as of December 15, 1994 among Griffith and Howard B. Schlosberg.

  [i]10.29 Employment Agreement dated as of December 15, 1994 among Griffith and Bruce W. King.

  [i]10.30 Employment Agreement dated as of December 15, 1994 among Griffith and Raymond R. McKenzie, Jr..

  [i]10.31  Executive Nonqualified Stock Option Plan dated as of December 15,
            1994.

  [i]10.32 Grant and Stock Option Agreements dated as of December 15, 1994 among GHI and each of Howard B. Schlosberg, Bruce W. King and Raymond R. McKenzie, Jr., granting 1/3 of the options to which they are entitled under the Executive Nonqualified Stock Option Plan.

  [i]10.33 Grant and Stock Option Agreements dated as of December 15, 1994 among GHI and each of Howard B. Schlosberg, Raymond R. McKenzie, Jr. and Bruce W. King, granting 2/3 of the options to which they are entitled under the Executive Nonqualified Stock Option Plan.

  [i]10.34 Amended and Restated Master Lease Agreement dated as of December 15, 1994 among Griffith Consumers Leasing Partnership and Griffith.

  [i]10.35 Letter Agreement dated as of December 14, 1994 among Griffith, The Travelers Insurance Company, The Travelers Indemnity Company, The Travelers Life and Annuity Company and The Phoenix Insurance Company.

  [i]10.36 Indemnification Agreements between Griffith and each of the directors and officers of Griffith, Carl King and Frederick Terminals.

  [i]10.37 Guaranty dated as of September 15, 1994 by Duncan O. Thomas in favor of Griffith Maryland.

  [j]10.38  Independent Contractors Nonqualified Stock Option Plan.

  [j]10.39 Form of Grant and Stock Option Agreements among GHI and each of Simon Ramo, Robert Lindsay and William Spencer.

  [n]10.40 Non-compete Agreement dated July 26, 1994 between Griffith and Reed Oil.

  [l]10.41 Indemnity Agreement dated December 20, 1995 by and between Griffith and Neil H. McLaurin III.

  [m]10.42 Asset Purchase and Sale Agreement, dated as of April 23, 1996, by and among Griffith, Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc.

    10.43* Employment Agreement, dated October 18, 1995 between Griffith and Terrence P. Sullivan.

    10.44* Consulting Agreement, dated December 15, 1995 among Griffith, GHI and Walter J. Meighan.

  [j]12     Computation of Ratio of Earnings to Fixed Charges.

  [n]16 Letter from Ernst & Young LLP with respect to disclosure in Annual Report on Form 10-K (1995) relating to change in accountants.

  [i]21     Subsidiaries of Griffith.

  [i]25 Form T-1 Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 of NationsBank Trust Company of New York relating to the New Notes (bound separately).

     27*    Financial Data Schedule

  [i]99.1   Letter of Transmittal.

  [i]99.2   Notice of Guaranteed Delivery.

- ----------------------------

  *         Filed herewith.

  [a] Incorporated by reference to Exhibits to Registration Statement No. 0-16359 filed by Griffith Maryland.

  [b] Incorporated by reference to Exhibits to Griffith Maryland's Report of Form 10-K for the year ended June 30, 1987.

  [c] Incorporated by reference to Exhibits to Griffith Maryland's Report on Form 8-K dated December 22, 1989 and Form 8-K, Amended dated February 24, 1990.

  [d] Incorporated by reference to Exhibits to Griffith Maryland's Report on Form 10-K for the year ended June 30, 1990.

  [e] Incorporated by reference to Exhibits to Griffith Maryland's Report on Form 8-K dated December 18, 1991 and filed December 19, 1991.

  [f] Incorporated by reference to Exhibits to Griffith Maryland's Report on Form 10-K for the year ended June 30, 1992.

  [g] Incorporated by reference to Exhibits to Griffith Maryland's Report on Form 8-K dated June 9, 1993 and filed June 24, 1993.

  [h] Incorporated by reference to Exhibits to Griffith Maryland's Report on Form 10-K for the year ended June 30, 1994.

  [i] Incorporated by reference to Exhibits to the Company's Registration Statement No. 33-88526 on Form S-4 dated January 13, 1995.

  [j] Incorporated by reference to Exhibits to the Company's Amendment No. 1 to the Registration Statement No. 33-88526 on Form S-4 dated March 31, 1995.

  [k] Incorporated by reference to Exhibits to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1995.

  [l] Incorporated by reference to Exhibits to the Company's Report on Form 10-Q for the Quarter Ended December 31, 1995.

  [m] Incorporated by reference to Exhibits to the Company's Report on Form 8-K dated May 3, 1996.

  [n] Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995.

  [o] Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated May 3, 1996.

(b) REPORTS ON FORM 8-K

    A current Report on Form 8-K was filed by the Company on May 3, 1996 with respect to the purchase of certain assets of Shore Stop.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized on the 27th day of September, 1996.

                              GRIFFITH CONSUMERS COMPANY


                              By:    /s/ Todd R. Berman
                                   ------------------------------
                                   Name:  Todd R. Berman
                                   Title:  Chairman

                              CARL KING, INC.


                              By:    /s/ Todd R. Berman
                                   ------------------------------
                                   Name:  Todd R. Berman
                                   Title:  Chairman

                              FREDERICK TERMINALS, INC.


                              By:    /s/ Todd R. Berman
                                   ------------------------------
                                   Name:  Todd R. Berman
                                   Title:  Chairman

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                   GRIFFITH CONSUMERS COMPANY

NAME                     TITLE                         DATE



/s/ Todd R. Berman       Chairman of the               September 27, 1996
- --------------------     Board of Directors
Todd R. Berman

/s/ Howard B.            President and                 September 27, 1996
  Schlosberg             Director (Principal
- --------------------     Executive Officer)
Howard B. Schlosberg

/s/ Bruce W. King        Vice President and            September 27, 1996
- --------------------     Director
Bruce W. King

/s/ Michael S. Shein     Vice President and            September 27, 1996
- --------------------     Director
Michael S. Shein

/s/ Raymond R.           Vice President,               September 27, 1996
  McKenzie, Jr.          Secretary and
- --------------------     Treasurer (Principal
Raymond R. McKenzie,     Financial and
Jr.                      Accounting Officer)


/s/ Barry J. Lassman     Director                      September 27, 1996
- --------------------
Barry J. Lassman

/s/Walter J. Meighan     Director                      September 27, 1996
- --------------------
Walter J. Meighan


/s/Neil H.               Director                      September 27, 1996
  McLaurin, III
- --------------------
Neil H. McLaurin, III

                                 CARL KING, INC.

NAME                     TITLE                         DATE


/s/ Todd R. Berman       Chairman of the               September 27, 1996
- --------------------     Board of Directors
Todd R. Berman

/s/ Bruce W. King        President and                 September 27, 1996
- --------------------     Director (Principal
Bruce W. King            Executive Officer)

/s/ Raymond R.           Vice President                September 27, 1996
  McKenzie, Jr.          (Principal Financial
- --------------------     and Accounting Officer)
Raymond R. McKenzie,
Jr.

/s/ Michael S. Shein     Vice President and            September 27, 1996
- --------------------     Director
Michael S. Shein


                         FREDERICK TERMINALS, INC.

NAME                     TITLE                         DATE


/s/ Todd R. Berman       Chairman of the               September 27, 1996
- --------------------     Board of Directors
Todd R. Berman

/s/ Howard B.            President and                 September 27, 1996
  Schlosberg             Director (Principal
- --------------------     Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein     Vice President and            September 27, 1996
- --------------------     Director
Michael S. Shein

/s/ Raymond R.           Secretary and                September 27, 1996
  McKenzie, Jr.          Director (Principal
- --------------------     Financial and
Raymond R. McKenzie,     Accounting Officer)
Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT


No annual report to security-holders or proxy materials has been sent to security-holders.

                                  EXHIBIT INDEX

Exhibit #   Description
- ---------   -----------

4.18 Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 8, 1996 among Griffith, Carl King, Inc., Shore Stop Corporation and certain lending institutions, with the First National Bank of Boston as Agent.

4.19 Second Supplemental Indenture, dated as of June 30, 1996 to Indenture dated as of December 15, 1994 among the Company, King, Frederick Terminals and The Bank of New York as Successor Trustee.

10.43 Employment Agreement, dated October 18, 1995 between the Company and Terrence P. Sullivan.

10.44 Consulting Agreement, dated December 15, 1995 among the Company, GHI and Walter J. Meighan.

27          Financial Data Schedule

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
 Griffith Consumers Company:



We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Griffith Consumers Company and subsidiaries ("Predecessor") for the period July 1, 1994 through December 15, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Griffith Consumers Company and subsidiaries for the period July 1, 1994 through December 15, 1994, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen, LLP
ARTHUR ANDERSEN LLP



New York, New York
September 18, 1996

                    REPORT OF INDEPENDENT AUDITORS





To the Shareholders of
 Griffith Consumers Company:



We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Griffith Consumers Company and subsidiaries for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Griffith Consumers Company and subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles.



                                            /s/ Ernst & Young LLP
                                               ERNST & YOUNG LLP



August 22, 1994

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,                 JUNE 30,
ASSETS:                                                 1996                     1995
- -----------------------------------------         ------------------       -----------------
CURRENT ASSETS

 CASH                                            $       1,687,443        $         803,085
 ACCOUNTS AND NOTES RECEIVABLE,
   LESS ALLOWANCE FOR BAD DEBTS - NOTE K                11,813,211                8,854,865
 PETROLEUM PRODUCTS INVENTORY                            1,228,347                1,104,087
 REPAIR PARTS AND SUPPLIES INVENTORY                     1,662,048                1,654,668
 PREPAID EXPENSES AND OTHER                              1,320,055                1,686,326
 REFUNDABLE INCOME TAXES                                 - - - - -                1,184,380
                                                  ----------------         ----------------
TOTAL CURRENT ASSETS                                    17,711,104               15,287,411

PROPERTY, PLANT AND EQUIPMENT
- -----------------------------------------
 LAND                                                    5,533,870                5,691,704
 BUILDINGS                                               1,844,358                1,849,746
 MACHINERY AND EQUIPMENT                                16,152,930               14,427,147
                                                  ----------------         ----------------
                                                        23,531,158               21,968,597
 LESS: ALLOWANCE FOR DEPRECIATION                        6,019,263                2,079,727
                                                  ----------------         ----------------
                                                        17,511,895               19,888,870

INTANGIBLES - NOTE C
- -----------------------------------------
 CUSTOMER AND SERVICE ACCOUNTS                          37,063,186               37,243,999
 COVENANTS NOT TO COMPETE                                2,936,824                2,936,823
 GOODWILL                                               39,000,867               39,375,955
 OTHER INTANGIBLES                                         836,344                  836,344
                                                  ----------------         ----------------
                                                        79,837,221               80,393,121
 LESS: ALLOWANCE FOR AMORTIZATION                       11,304,362                4,951,986
                                                  ----------------         ----------------
                                                        68,532,859               75,441,135

LONG-TERM NOTES RECEIVABLE                               1,054,816                  793,595
DEFERRED DEBT COSTS & OTHER                              3,759,756                3,764,930

                                                  ----------------         ----------------
TOTAL ASSETS                                     $     108,570,430        $     115,175,941
                                                  ----------------         ----------------
                                                  ----------------         ----------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,                 JUNE 30,
LIABILITIES AND SHAREHOLDER'S EQUITY:                   1996                     1995
- -----------------------------------------         ------------------       -----------------
CURRENT LIABILITIES:

 ACCOUNTS PAYABLE                                $       7,581,065        $       6,050,846
 ACCRUED EXPENSES                                        3,560,374                2,144,619
 DEFERRED REVENUE                                        2,471,880                3,251,038
 INCOME TAXES PAYABLE                                       73,103                  - - - -
 OTHER TAXES PAYABLE                                       198,517                  523,701
 CURRENT PORTION OF LONG-TERM DEBT-
   NOTE F                                                4,240,893                3,924,660
                                                  ----------------         ----------------
TOTAL CURRENT LIABILITIES                               18,125,832               15,894,864

LONG-TERM DEBT, LESS CURRENT PORTION-
   NOTE F                                               65,350,995               68,614,436
DEFERRED INCOME TAXES                                    7,993,849                9,840,169
POST-RETIREMENT EMPLOYEE BENEFITS
   AND OTHER                                             1,541,330                1,602,916
                                                  ----------------         ----------------
TOTAL LIABILITIES                                       93,012,006               95,952,385

SHAREHOLDER'S EQUITY
- -----------------------------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE,
   100 SHARES, AUTHORIZED, ISSUED AND
   OUTSTANDING                                                   1                        1
 ADDITIONAL PAID-IN CAPITAL                             20,691,323               20,691,323
 RETAINED DEFICIT                                       (5,132,900)              (1,467,768)
                                                  ----------------         ----------------
TOTAL SHAREHOLDER'S EQUITY                              15,558,424               19,223,556

TOTAL LIABILITIES AND                             ----------------         ----------------
 SHAREHOLDER'S EQUITY                            $     108,570,430        $     115,175,941
                                                  ----------------         ----------------
                                                  ----------------         ----------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            SUCCESSOR                               PREDECESSOR
                                              ------------------------------------    ------------------------------------
                                                JUL 1, 1995 -      DEC 16, 1994 -       JUL 1, 1994 -       JUL 1, 1993 -
                                                JUN 30, 1996        JUN 30, 1995        DEC 15, 1994        JUN 30, 1994
                                              ----------------    ----------------    ----------------    ----------------
SALES FROM PETROLEUM PRODUCTS                $     178,834,396   $      94,579,313   $      65,437,258         159,565,648
SERVICE, EQUIPMENT, AND OTHER SALES                 19,182,816           9,535,569           8,939,201          17,372,193
                                              ----------------    ----------------    ----------------    ----------------

   TOTAL SALES                                     198,017,212         104,114,882          74,376,459         176,937,841

COST OF SALES                                      154,157,555          80,504,645          59,739,106         134,222,416
                                              ----------------    ----------------    ----------------    ----------------

   GROSS PROFIT                                     43,859,657          23,610,237          14,637,353          42,715,425

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         29,032,933          15,358,839          12,866,611          28,384,963
DEPRECIATION EXPENSE                                 4,124,316           2,136,576           1,304,698           2,853,034
AMORTIZATION EXPENSE                                 7,065,138           3,970,889           2,013,836           4,461,784
                                              ----------------    ----------------    ----------------    ----------------

   OPERATING INCOME (LOSS)                           3,637,270           2,143,933          (1,547,792)          7,015,644

   INTEREST EXPENSE                                  9,398,476           5,054,455           1,239,657           2,526,247

   OTHER INCOME                                        668,001             850,722             199,747             564,853
                                              ----------------    ----------------    ----------------    ----------------

   (LOSS) INCOME BEFORE INCOME TAX                  (5,093,205)         (2,059,800)         (2,587,702)          5,054,250

   INCOME TAX (BENEFIT) EXPENSE - NOTE H            (1,428,073)           (592,032)         (1,004,455)          1,971,187
                                              ----------------    ----------------    ----------------    ----------------


   NET (LOSS) INCOME                         $      (3,665,132)  $      (1,467,768)  $      (1,583,247)          3,083,063
                                              ----------------    ----------------    ----------------    ----------------
                                              ----------------    ----------------    ----------------    ----------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                         ADDITIONAL            RETAINED             TOTAL
                                                        COMMON             PAID-IN             EARNINGS         SHAREHOLDER'S
PREDECESSOR                          SHARES             STOCK              CAPITAL            (DEFICIT)            EQUITY
                                  -----------        ------------       -------------        ------------       -------------
BALANCE JUNE 30, 1993               2,355,000              23,550           2,849,407           1,879,436           4,752,393

NET INCOME                                 -                   -                   -            3,083,063           3,083,063
                                  -----------        ------------       -------------        ------------       -------------

BALANCE JUNE 30, 1994               2,355,000              23,550           2,849,407           4,962,499           7,835,456

ISSUANCE OF STOCK                       5,000                  50              24,950                  -               25,000
NET LOSS                                   -                   -                   -           (1,583,247)         (1,583,247)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE DECEMBER 15, 1994           2,360,000              23,600           2,874,357           3,379,252           6,277,209

STOCK REDEMPTION                   (2,360,000)            (23,600)         (2,874,357)         (3,379,252)         (6,277,209)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE DECEMBER 16, 1994                  -                   -                    -                  -                   -
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------



SUCCESSOR

CAPITAL CONTRIBUTIONS FROM PARENT         100                   1          20,691,323                  -           20,691,324
NET LOSS                                   -                   -                   -           (1,467,768)         (1,467,768)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE JUNE 30, 1995                     100                   1          20,691,323          (1,467,768)         19,223,556

NET LOSS                                   -                   -                   -           (3,665,132)         (3,665,132)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE JUNE 30, 1996                     100                   1          20,691,323          (5,132,900)         15,558,424
                                  -----------        ------------       -------------        ------------       -------------
                                  -----------        ------------       -------------        ------------       -------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SUCCESSOR                               PREDECESSOR
                                              ------------------------------------     -------------------------------------
                                                 YEAR ENDED       DECEMBER 16, 1994      JULY 1, 1994          YEAR ENDED
                                                  JUNE 30               THROUGH             THROUGH              JUNE 30
                                                    1996             JUN 30, 1995      DECEMBER 15, 1994          1994
                                              ----------------    -----------------    -----------------    ----------------
OPERATING ACTIVITIES
  Net (loss) income                          $      (3,665,132)  $      (1,467,768)   $     (1,583,247)    $     3,083,063
  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
     Depreciation                                    4,124,316           2,136,576           1,304,698           2,853,034
     Amortization                                    7,065,135           3,970,889           2,013,836           4,461,784
     Provision for bad debts                           336,000              96,000              92,000             356,000
     Amortization of bond discount                     182,108              72,264            - - - -             - - - -
     Gain on sale of property, plant,
      equipment, and intangibles                      (137,772)             (6,498)            (24,087)            (20,689)
     Changes in operating assets and
      liabilities,
        Net of effects of change in
        working capital:
         Accounts and notes receivable              (3,555,567)          1,439,016          (1,571,994)         (2,193,749)
         Inventory                                    (131,640)             43,919            (175,887)            232,028
         Prepaid expenses and other                    366,271             951,694          (1,841,787)           (166,538)
         Refundable income taxes, net                1,257,483              55,411          (1,234,890)              5,467
         Other assets                                 (151,688)         (1,990,701)           (771,997)           (321,047)
         Accounts payable                            1,530,219          (2,770,914)          1,319,125             639,733
         Accrued expenses                            1,415,755             254,306            (283,208)           (545,849)
         Deferred revenue                             (779,158)         (1,615,715)          1,822,452             447,344
         Other liabilities                          (2,203,090)           (238,900)            392,473             102,852
                                              ----------------    ----------------     ---------------      --------------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                              5,623,243             929,579            (542,513)          8,933,434

INVESTING ACTIVITIES
  Purchases of property, plant, and
    equipment                                       (2,376,852)         (2,061,981)         (1,497,243)         (2,888,938)
  Purchases of intangible assets                       - - - -             - - - -            (750,000)            (81,632)
  Proceeds from sale of property, plant,
     and equipment and intangible assets               767,283              89,431             125,545             242,058
  Acquisition of business:
     Property, Plant and equipment                     - - - -             - - - -             - - - -          (1,375,400)
     Intangibles                                       - - - -             (76,650)           (142,000)           (912,000)
     Inventory                                         - - - -             - - - -             - - - -              (8,500)
  Purchase of predecessor's stock per Merger           - - - -         (54,280,000)            - - - -             - - - -
  Acquisition Costs                                                     (3,674,391)            - - - -             - - - -
                                              ----------------    ----------------     ---------------      --------------
  Net cash used in investing activities             (1,609,569)        (60,003,591)         (2,263,698)         (5,024,412)

FINANCING ACTIVITIES
  Proceeds from line of credit                         800,000          (1,850,000)          1,850,000             530,984
  Proceeds from bond debentures issuance               - - - -          31,196,612             - - - -             - - - -
  Bond issue costs                                     - - - -          (1,473,000)            - - - -             - - - -
  Proceeds from term loans                             - - - -          40,275,853             - - - -             - - - -
  Prepaid interest                                     - - - -          (1,170,000)            - - - -             - - - -
  Payments on long-term debt                        (3,929,316)        (27,793,692)         (1,760,875)         (4,281,916)
  Capital Contributions from Parents                   - - - -          20,691,323
  Issuance of capital stock                            - - - -                   1              25,000             - - - -
                                              ----------------    ----------------     ---------------      --------------
  Net cash (used in) provided by
   financing activities                             (3,129,316)         59,877,097             114,125          (3,750,932)
                                              ----------------    ----------------     ---------------      --------------

  Increase (Decrease) in cash                          884,358             803,085          (2,692,086)            158,090

Cash at beginning of period                            803,085             - - - -           2,692,086           2,533,996
                                              ----------------    ----------------     ---------------      --------------
Cash at end of period                        $       1,687,443   $         803,085    $              0     $     2,692,086
                                              ----------------    ----------------     ---------------      --------------
                                              ----------------    ----------------     ---------------      --------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Griffith Consumers Company and Subsidiaries
                                  June 30, 1996

Notes to Consolidated Financial Statements

Note A--Introduction

On December 15, 1994, the transaction contemplated by the merger agreement ("Merger Agreement") dated August 26, 1994 between Griffith Consumers Company ("Griffith", and together with its consolidated subsidiaries "the Company") and Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, closed, whereby GHI acquired all of Griffith's 2,360,000 outstanding shares of common stock (the "Common Stock") for $23.00 cash per share. Pursuant to the Merger Agreement, ABC Acquisition Corp. ("ABC"), a wholly owned subsidiary of GHI, merged with and into Griffith, and each share of Griffith's common stock was converted into the right to receive $23.00 in cash (the "Acquisition"). As a result of the Acquisition, the Company became a wholly owned subsidiary of GHI.

The Acquisition has been accounted for under the purchase method of accounting as of December 16, 1994. Accordingly, GHI has allocated its total purchase cost of approximately $54,280,000 to the assets and liabilities of the Company based upon the fair value of these assets and liabilities. The fair values assigned on the December 16, 1994 balance sheet were adjusted when valuation studies were completed. Because of this purchase price allocation, the accompanying consolidated financial statements of the Company for the periods July 1, 1995 through June 30, 1996 and December 16, 1994 through June 30, 1995 (the "Successor") are not directly comparable to the consolidated financial statements of the Company for the period prior to December 16, 1994 (the "Predecessor").

Note B--Business

The Company is engaged principally in the retail sale of home heating oil, the retail sale of gasoline through Company-owned gas stations, the sale of gasoline to independent dealer gas stations and the sale of other petroleum products.
The Company is also engaged in the sale of oil heating and air-conditioning equipment.

Note C--Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The subsidiaries' accounts have been included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: Sales are recognized as deliveries are made or services are performed. Deferred revenue represents collections from customers who are on a periodic payment plan and who have made payments in excess of deliveries or services received.

ALLOWANCE FOR BAD DEBTS: A provision for bad debts is provided when the collection of the account is doubtful.

INVENTORIES:  Inventories are valued at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the following useful lives:

     Buildings                                       20 years
     Dealer equipment and station improvements     5-10 years
     Machinery and equipment                       3- 5 years

As of December 16, 1994, the remaining useful lives were used to depreciate property, plant and equipment revalued under purchase accounting.

Maintenance and repairs are expensed as incurred; significant renewals and betterments are capitalized. Maintenance and repair expense for the year ended June 30, 1996 and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the year ended June 30, 1994 was $1,159,137, $650,118, $643,655, and $1,591,051, respectively.

INTANGIBLE ASSETS: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other intangibles are amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill was amortized over a period of fifteen years for the Predecessor and is amortized over a thirty year period for the Successor. All intangible assets are amortized using the straight-line method. The Company evaluates the potential impairment of intangibles and other long-lived assets by comparing the related discounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

BURNER SERVICE CONTRACTS: A contingent liability is provided for labor and parts given free to customers during the years in which no revenue is received from the customer.

RECLASSIFICATIONS: Certain amounts in the consolidated balance sheet for the year ended June 30, 1995 have been reclassified to conform to the June 30, 1996 presentations. Additionally, certain amounts in the consolidated statements of operations, changes in shareholder's equity and statements of cash flows for the year ended June 30, 1994, and the periods July 1, 1994 through December

15, 1994 and December 16, 1994 through June 30, 1995 have been reclassified to conform with the June 30, 1996 presentation.

DEBT ISSUANCE COSTS: The costs associated with the issuance of debt are amortized utilizing the effective interest method over the term of the underlying debt instrument. The terms of the debt range from six to ten years.

INCOME TAXES: Deferred income taxes are provided for the temporary differences between the financial statements and the tax basis of assets and liabilities, except for goodwill recorded in connection with the Acquisition, which is not deductible for tax purposes. Deferred income taxes relate primarily to depreciation associated with property, plant, and equipment, allowances for bad debt and various accruals of salaries and related benefits.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Note D--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires these assets to be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This statement will be effective for fiscal years beginning after December 15, 1995, and the Company plans to adopt the statement on July 1, 1996. Based upon the facts and circumstances known today, the Company does not expect the adoption of SFAS No. 121 to have a material impact on its financial statements.

Note E--Acquisitions of Retail Oil Companies and Gasoline Stations

The Company acquired the assets of a retail oil company. The acquisition was accounted for as a purchase transaction and, therefore, the financial statements include the results of operations of the acquired company from the acquisition date. The cost of the acquisition in the previous year was allocated as follows:

                                     Year Ended      Year Ended
                                       June 30,        June 30,
                                         1996           1995
                                   ------------------------------
Customer and service
  accounts                           $   -0-        $    50,000
Covenants not to compete                 -0-             24,000
Goodwill                                 -0-             68,000
                                     ----------     -----------
                                     $   -0-        $   142,000
                                     ----------     -----------
                                     ----------     -----------

Number of acquisitions                    -                1

Note F--Debt

In connection with the Acquisition, the Company retired the Predecessor's operating line of credit and primary bank term loan. Mortgage notes (the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Successor.

The Company subsequently negotiated a new term loan and operating line of credit with the Company's primary bank lender under the Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 15, 1994 (the "Credit Agreement"). Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes. The primary lender is subordinated to the mortgage lender on these properties.

The Credit Agreement contains various provisions regarding events of default and restrictive covenants, including, among others, restrictions on new liens and indebtedness, restrictions on the sale of assets, restrictions on mergers and consolidations and a prohibition on the payment of dividends. In addition, at the end of each quarter and/or fiscal year-end, the Company is required to maintain a certain cumulative cash flow coverage ratio, minimum tangible net worth, minimum working capital, specified maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and debt service coverage ratio.

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

The Company has entered into three amendments to the Credit Agreement and two amendments to the Indenture during 1995 and 1996, which, among other things revised certain definitions and/or certain financial covenants contained therein. The Company is in compliance with such agreements as amended. Subsequent to year-end, the Company amended the agreement. See Note N - Subsequent Events.

The outstanding balances, due dates and interest rates of debt at June 30, 1996 and 1995 were as follows:

                                     June 30,       June 30,
                                       1996           1995           Rate
                                   ------------------------------------------

Term loan due December 31, 2000    $17,200,000     $20,400,000   Prime + 1.5%
                                                                 or Eurodollar
                                                                 Rate + 2.75%

Term loan due December 31, 2002    $17,250,000     $17,750,000   Prime + 2%
                                                                 or Eurodollar
                                                                 Rate + 3.25%

Mortgage note due May 1, 2001         $324,905        $378,802   7.5% to April
                                                                 995 Prime +
                                                                 1.5%
                                                                 thereafter

Senior Subordinated Notes due
  December 15, 2004, net of
  unamortized bond discount
  of $2,548,419 and $2,730,527     $31,451,581     $31,269,473   14.5%

Line of Credit due December         $2,600,000      $1,800,000   Prime + 1.5%
  31, 1998                                                       or Eurodollar
                                                                 Rate + 2.75%

Other long-term debt due                                         7.0% through
  through 2006                        $765,402        $940,821   9.5%
                                   -----------     -----------
Total debt                         $69,591,888     $72,539,096

Current portion of
  long-term debt                   ($4,240,893)    ($3,924,660)
                                  -------------    ------------

Long-term debt, less
  current portion                  $ 65,350,995   $68,614,436
                                   ------------   -----------
                                   ------------   -----------

The term loan interest is payable either quarterly or based on the maturity of the Eurodollar Rate Loans. The Senior Subordinated Notes interest is paid semi-annually. All other interest payments are made monthly.

As noted above, the Company's term loans and line of credit are based on either the Prime rate or Eurodollar rate. The Company decides whether to use the Eurodollar or Prime rate based on the current market interest rates during the year.

The prime rate was 8.25% and 9% at June 30, 1996 and 1995, respectively. The average Eurodollar rate at June 30, 1996 and 1995 was 5.5% and 6.125%, respectively.

The Company has available lines of credit. The maximum and average amounts outstanding and the maximum available for the fiscal years are as follows:

                             Year Ended June 30
                              1996        1995
                         ------------------------
Maximum Outstanding      $10,800,000   $ 4,000,000
Average Outstanding      $ 2,849,808   $   939,726
Maximum Available        $12,000,000   $12,000,000

The Company entered into a two year interest rate swap covering the term loan outstanding at January 17, 1996. The amount of the swap coverage is reduced as payments of principle on the term loan are made. The interest rate provides a fixed Eurodollar rate of 5.22% for the term.

The operating line of credit has a commitment fee of 1/2% per annum on the unused portion. The Company paid $44,281, $15,385, $13,015, and $28,914 for the year ended June 30, 1996, the periods December 16, 1994 through June 30, 1995, July 1, 1994 through December 15, 1994 and the year ended June 30, 1994, respectively.

The Company paid $9,398,476, $5,054,455, $1,239,657 and $2,526,247 in interest for the year ended June 30, 1996 and during the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the year ended June 30, 1994, respectively. Principal payments due during each fiscal year ended June 30 under all loan agreements are as follows:

         1997                      $ 4,240,893
         1998                        4,541,243
         1999                        4,525,552
         2000                        5,176,233
         2001                        6,113,257
         Thereafter                 44,994,710
                                    ----------
                                   $69,591,888
                                   -----------
                                   -----------

Seven letters of credit, totaling $3,578,191, were outstanding at June 30, 1996. These letters expire on or before July 1, 1997. Management believes none of these letters of credit will be called in the future.

Note G--Related Party Transactions

In connection with the change of control in December 1994, the Company paid certain transaction-related fees and expense reimbursements to entities owned by certain of the current directors and controlling shareholders of the Company. Such payments totaled $1,172,360. A quarterly management fee is also paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $300,000 of management fees in 1996.

NOTE H--Income Taxes

The components of income tax expense (benefit) are as follows:

                             Successor                 Predecessor
                            -----------                ------------
                       Year Ended   Dec 16, 1994- Jul 1, 1994-  Year Ended
                      June 30,1996  Jun 30, 1995  Dec 15, 1994 June 30,1994
                      ------------------------------------------------------
Federal income taxes
     Current          $   159,438   $    11,469   $  (807,313) $1,632,485
     Deferred          (1,609,321)     (605,188)      (78,419)    (15,101)
State income taxes         21,810         1,687      (118,723)    353,803
                      ------------  ------------  ------------  ---------
                      $(1,428,073)  $  (592,032)  $(1,004,455) $1,971,187
                      ------------  ------------  ------------ ----------
                      ------------  ------------  ------------ ----------

A reconciliation of the difference between income tax (benefit) expense at the statutory federal rate and the effective rate is as follows:

                               Successor                 Predecessor
                             -------------               ------------
                         Year Ended   Dec 16, 1994-  Jul 1, 1994-  Year Ended
                        June 30,1996  Jun 30, 1995   Dec 15, 1994 June 30,1994
                        -------------------------------------------------------
Statutory federal rate
  (34%)                  $(1,731,690)   $  (700,332)  $  (879,819)   $1,718,445
State income taxes, net
  of federal benefit        (254,660)      (102,990)     (140,400)      220,429
Goodwill-pre acquisition        -0-          12,480        12,963        27,501
Goodwill-post acquisition    500,073        193,419          -0-           -0-
 Other, net                   58,204          5,391         2,801         4,812
                         -----------    -----------   -----------    ----------
Income tax (benefit)
  expense                $(1,428,073)   $  (592,032)  $(1,004,455)   $1,971,187
                         -----------    -----------   -----------    ----------
                         -----------    -----------   -----------    ----------

The components of deferred taxes are as follows at June 30, 1996:

     Deferred tax liabilities:
          Depreciation - PP&E                $  449,299
          Step-up in assets,
            excluding goodwill                7,931,353
          Other                                 380,351
                                             ----------
          Total                              $8,761,003
                                             ----------
     Deferred tax assets:
          Allowance for bad debts               269,677
          Accrued vacation                      103,738
          Alternative Minimum Tax               237,000
          Other                                 156,738
                                             ----------
          Total                                 767,153
                                             ----------
     Net deferred tax liabilities            $7,993,850
                                             ----------
                                             ----------

Deferred income taxes are provided for the temporary differences between the financial statements and the tax basis of assets and liabilities, except for goodwill in connection with the acquisition, which is not deductible for tax purposes. The Company received income tax refunds of $880,366, $199,504, $0, and $863 in the year ended June 30, 1996, the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the year ended June 30, 1994, respectively. The Company made income tax payments of $42,000, $107,189, $278,300, and $1,764,875 in the year ended June 30, 1996, the periods
December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the year ended June 30, 1994, respectively.

The Company files a consolidated federal income tax return with GHI as its parent corporation. GHI is ultimately liable for future federal income tax liabilities of the Company. The Company's federal tax provision is calculated on a separate return basis. The Company files separate company state income tax returns and is ultimately liable for its future state income tax liabilities.

Note I--Environmental Regulations

Management believes that the environmental liability recorded as of June 30, 1996 properly provides for the Company's environmental liability exposure for future remediation or contamination which existed at June 30, 1996. Management's assessment of the environmental liability is based on a comprehensive environmental study by an independent environmental consultant that was completed during fiscal year 1995. Management is not aware of any additional significant environmental exposures since the completion of the fiscal year 1995 study.

The Company maintains a program to routinely detect releases of gasoline or other regulated substances from underground storage tanks it owns or operates. The Company employs groundwater monitoring wells and/or sophisticated in-tank monitoring devices at a majority of its Company operated stations and this information is available on-line at the Company's headquarters.

Note J--Pension and Other Benefit Plans

As part of an acquisition agreement, the Company agreed to provide post-retirement health and life benefits to certain retirees and spouses of an entity acquired in 1987. The net present value of these postretirement benefits was established as a liability for all periods presented. Under this agreement, the Company pays 100% of the health insurance premiums for 35 retirees and spouses, 100% of the life insurance premiums for 16 retirees and spouses, and approximately 35% of the dental premiums for 4 retirees and spouses. There are 35 retirees and spouses at June 30, 1996 and the Company's portion of the retirees' premiums approximated $37,000, $36,000, and $38,000 during the years ended June 30, 1996, 1995, and 1994, respectively.

The actuarial present value of the accumulated postretirement benefit obligation ("APBO") was approximately $600,000 as of June 30, 1996. Net postretirement benefit expense for the year ended June 30, 1996 was $34,000.

Effective January 1, 1988, the Company adopted "The Griffith Consumers Company 401(k) Plan and Trust" (the "Plan"). All full-time employees are eligible to participate in the Plan after one year of employment. Until December 31, 1992, each eligible participant could elect to contribute 2% to 15% of compensation, and the Company contributed an equal amount up to 2% of the participant's total compensation. Effective January 1, 1993, the Company contribution was increased to 3%. Total contributions charged to expense for the year ended June 30, 1996 and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the year ended June 30, 1994 were $285,567, $141,000,
$119,000, and $263,000, respectively.


Note K--Allowance for Bad Debts

Activity in the allowance for bad debts is as follows:

                                        Year Ended June 30
                            1996           1995          1994
                         ---------------------------------------
Beginning Balance        $ 463,398      $ 552,073      $ 353,159
Provision for bad debts    336,000        188,000        356,000
Accounts written off,
  net of recoveries       (107,919)      (276,675)      (157,086)
                         ----------     ----------     ----------
Ending balance           $ 691,479      $ 463,398      $ 552,073
                         ----------     ----------     ----------
                         ----------     ----------     ----------

Note L--Commitments and Contingencies

The Company leases office facilities, petroleum product storage facilities, computer equipment and transportation equipment. The Company's operating leases range in length from one to six years. Certain leases have options for renewal.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with terms of one year or more, consist of the following at June 30, 1996:

            Year Ending         Total Operating
              June 30,               Leases
            ------------        ---------------

            1997                   $  571,614
            1998                      333,186
            1999                      207,264
            2000                      164,755
            2001                      163,155
            Thereafter                  -0-
                                   ----------
            Total minimum
            lease payments         $1,439,974
                                   ----------
                                   ----------

Rental expense for all operating leases for the year ended June 30, 1996, and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the year ended June 30, 1994 was $1,147,110, $643,929,
$544,863, and $1,353,500, respectively. The Company derives rental income primarily from real estate leases to dealers. Rental income for the year ended June 30, 1996 and the periods December 16, 1994 through June 30, 1995, and July 1, 1994 through December 15, 1994, and the year ended June 30, 1994 was $212,216 $109,580, $88,395, and $147,660, respectively.

The Company purchases petroleum products pursuant to supply contracts or on the spot market. At June 30, 1996, the Company was a party to 14 supply contracts which are effective for periods of up to three years. These contracts establish maximum amounts of petroleum products which a supplier is required to provide but the Company is not required to purchase a minimum amount. The price approximates market at time of purchase. Historically, the Company has procured approximately one-half of its petroleum products under these supply contracts and the balance on the spot market.

The Company has 81 contracts with terms varying from two to twenty years to supply nonaffiliated gasoline stations with petroleum products. These contracts establish minimum amounts of petroleum products which the Company will supply. The price approximates market at time of purchase.

Company management believes the probability is remote that the outcome of litigation and other proceedings relating to the Company will have a material adverse impact on the results of the Company's operations or its financial position.

Note M--Subsidiaries' Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. and Frederick
Terminals, Inc. (collectively, "Subsidiaries") are the full and unconditional guarantors of the Notes, issued in connection with Company's private placement thereof on December 15, 1994. This footnote sets forth the combined balance sheets of the Subsidiaries as of June 30, 1996 and June 30, 1995, the combined statements of operations and cash flows for the year ended June 30, 1996 and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994, and changes in shareholder's equity for the period from June 30, 1993 through June 30, 1996.

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

                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
                        COMBINED CONDENSED BALANCE SHEETS

                                              --------------     --------------
                                                 June 30            June 30
ASSETS:                                            1996               1995
                                              --------------     --------------

     Current assets                        $      5,215,700   $      3,125,955
     Net property, plant and equipment           13,500,023         15,910,702
     Net intangibles                             12,496,263         13,502,376
     Other                                          566,783            752,911
                                              --------------     --------------
                                           $     31,778,769   $     33,291,944
                                              --------------     --------------
                                              --------------     --------------

LIABILITIES AND SHAREHOLDER'S EQUITY:
     Current liabilities                   $      5,940,506   $      5,112,715
     Due to Parents                               5,335,763          5,417,801
     Long-term debt, less current portion        15,143,539         16,022,445
     Other liabilities                            1,555,511          1,997,564
     Shareholder's equity                         3,803,450          4,741,419
                                              --------------     --------------
                                           $     31,778,769   $     33,291,944
                                              --------------     --------------
                                              --------------     --------------


                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                 Successor           Successor           Predecessor
                                               --------------     ---------------     ---------------
                                               Jul 1, 1995 -      Dec 16, 1994 -       Jul 1, 1994 -
                                                Jun 30, 1996        Jun 30, 1995        Dec 15, 1994
                                               --------------     ---------------     ---------------

Total sales                                  $    96,811,737     $    51,618,467     $    44,704,897

Cost of sales                                     84,057,750          45,618,659          38,700,054
                                               --------------      --------------      --------------

     Gross profit                                 12,753,987           5,999,808           6,004,843

Selling, general, and administrative
     expenses                                      8,398,315           4,462,622           3,811,513
Depreciation expense                               2,800,950           1,458,549             932,048
Amortization expense                                 875,467             600,131             287,130
                                               --------------      --------------      --------------

     Operating income (loss)                         679,255            (521,494)            974,152

     Interest expenses                             2,304,060           1,249,814             393,502

     Other income                                    238,749             397,656              40,505
                                               --------------      --------------      --------------

     (Loss) Income before income tax              (1,386,056)         (1,373,652)            621,155

     Income tax (benefit) expense                   (448,087)           (322,461)            245,631
                                               --------------      --------------      --------------

     Net (loss) income                       $      (937,969)    $    (1,051,191)    $       375,524
                                               --------------      --------------      --------------
                                               --------------      --------------      --------------

                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                               INVESTMENT            RETAINED              TOTAL
                                                   BY                EARNINGS          SHAREHOLDER'S
                                                 PARENT              (DEFICIT)             EQUITY
                                           ------------------  ------------------  ------------------

  PREDECESSOR

  BALANCE JUNE 30, 1993                           $5,074,657          $1,185,051          $6,259,708

Additional Investment by parent                      717,953                  -              717,953

Net income                                                -              846,158             846,158
                                           ------------------  ------------------  ------------------

  BALANCE JUNE 30, 1994                            5,792,610           2,031,209           7,823,819

Net income                                                -              375,524             375,524
                                           ------------------  ------------------  ------------------

  BALANCE DECEMBER 15, 1994                        5,792,610           2,406,733           8,199,343

Stock Redemption                                          -          (2,406,733)         (2,406,733)
                                           ------------------  ------------------  ------------------

  BALANCE DECEMBER 16, 1994                        5,792,610                  -            5,792,610
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

  SUCCESSOR
                                                                     (1,051,191)          (1,051,191)
Net loss                                                  -                  -                    -
                                           ------------------  ------------------  ------------------

  BALANCE JUNE 30, 1995                            5,792,610         (1,051,191)           4,741,419

Net income                                                -            (937,969)           (937,969)
                                           ------------------  ------------------  ------------------

  BALANCE JUNE 30, 1996                           $5,792,610        ($1,989,160)          $3,803,450
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                                           SUCCESSOR                   PREDECESSOR
                                            -------------------------------------  ------------------
                                              JUL 1, 1995 -       DEC 16, 1994 -      JUL 1, 1994 -
                                               JUN 30, 1996         JUN 30, 1995       DEC 15, 1994
                                            -----------------  ------------------  ------------------

Operating activities                              $1,994,347          $7,324,404          $1,248,408

Investment activities                               (92,128)        (15,145,311)           (995,129)

Financing activities                               (948,985)           7,820,907           (759,118)
                                           ------------------  ------------------  ------------------

     Increase (decrease) in cash                     953,234                  -            (505,839)

Cash at beginning of year                                 -                   -              505,839
                                           ------------------  ------------------  ------------------

Cash at end of year                                 $953,234                  -                   -
                                           ------------------  ------------------  ------------------
                                           ------------------  ------------------  ------------------

Note N--Subsequent Events

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company intends to continue using the acquired assets as convenience stores and dealer petroleum sales business, respectively. The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note secured by first priority mortgages or deeds of trust on certain stores and assumed $350,000 of debt. The terms and conditions of the acquisition were determined upon arms length negotiations between the Company and Sellers and are set forth in the Asset Purchase and Sale Agreement by and among the Sellers and the Company, dated as of April 23, 1996 (the "Purchase Agreement"). No material relationship exists between the Company and the Sellers. The acquisition was financed through an amendment and restatement of the existing Credit Agreement.

ITEM 14(a)1(b)(i)
KPMG Peat Marwick LLP
2100 Dominion Tower
999 Waterside Drive
Norfolk, VA 23510






                             INDEPENDENT AUDITORS' REPORT

The Board of Directors
Regent Investments, Inc.:

We have audited the accompanying balance sheets of Regent Investments, Inc. as of December 31, 1995 and 1994, and the related statements of earnings and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regent Investments, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                            /s/ KPMG Peat Marwick LLP




March 13, 1996

                                 REGENT INVESTMENTS, INC.
                                     Balance Sheets
                                December 31, 1995 and 1994



         Assets                                         1995           1994
         ------                                      -----------    -----------
Current assets:
  Cash                                               $   534,173        957,012
  Receivables:
    Trade accounts, less allowance for doubtful
      accounts of $17,785 in 1995                        192,925        382,785
    Advances to stockholders (note 2)                  1,750,799          --
    Other, including current installments of
      notes receivable (note 2)                          227,862        158,878
                                                     -----------    -----------
        Total receivables                              2,171,586        541,663
                                                     -----------    -----------
  Inventories (notes 4, 8 and 9):
    FlFO cost                                          2,554,105      2,605,193
    Less LIFO reserve                                    359,800        282,100
                                                     -----------    -----------
                                                       2,194,305      2,323,093
                                                     -----------    -----------
  Prepaid expenses                                       107,272         97,466
                                                     -----------    -----------
        Total current assets                           5,007,336      3,919,234
                                                     -----------    -----------

Property and equipment (notes 8 and 9):
  Land                                                   887,249        720,399
  Store equipment and fixtures                         3,170,829      2,908,411
  Buildings and service stations                       3,599,114      2,823,370
  Pumps, tanks and equipment                           6,365,240      5,815,918
  Transportation equipment                               176,851        197,959
                                                     -----------    -----------
                                                      14,199,283     12,466,057
  Less accumulated depreciation                        6,836,394      5,814,464
                                                     -----------    -----------

        Net property and equipment                     7,362,889      6,651,593
                                                     -----------    -----------
Intangible assets, net (note 7)                           39,050         60,350
Long-term notes receivable, excluding current
  installments                                           160,622        238,343
Deferred loan costs, net                                   8,179         40,895
Other assets (note 6)                                    364,637        411,911
                                                     -----------    -----------
                                                     $12,942,713     11,322,326
                                                     -----------    -----------
                                                     -----------    -----------


   Liabilities and Stockholders' Equity                 1995           1994
   ------------------------------------              -----------    -----------

Current liabilities:
  Current installments of long-term debt (note 8)    $   258,240        924,003
  Current installments of obligations under
    noncompete agreements                                 --            110,161
  Advances on bank line of credit (note 9)               859,093        310,510
  Advances from shareholders                              --            210,758
  Accounts payable                                     2,784,262      3,034,322
  Accrued expenses (note 12)                           3,239,182      1,579,999
                                                     -----------    -----------
        Total current liabilities                      7,140,777      6,169,753
                                                     -----------    -----------

Long-term debt, excluding current
  installments (note 8)                                 672,017         238,430
Environmental remediation (note 12)                     400,000          --
                                                     -----------    -----------
        Total liabilities                             8,212,794       6,408,183
                                                     -----------    -----------

Stockholders' equity:
  Common stock, 5,000 shares authorized,
    1,000 shares issued                                 500,000         500,000
  Additional paid-in capital                          1,500,000       1,500,000
  Retained earnings                                   2,729,919       2,914,143
                                                     -----------    -----------

        Total stockholders' equity                    4,729,919       4,914,143
                                                     -----------    -----------

Commitments, contingencies and subsequent event
  (notes 5, 11, 12 and 13)                          -----------    -----------
                                                    $12,942,713     11,322,326
                                                    -----------    -----------
                                                    -----------    -----------


See accompanying notes to financial statements.

                               REGENT INVESTMENTS, INC.

                     Statements of Earnings and Retained Earnings

                        Years ended December 31, 1995 and 1994


                                                        1995          1994
                                                    ------------   ----------

Sales and operating revenues                        $ 84,965,926   81,280,439
Cost of sales                                         66,900,651   64,132,393
                                                    ------------   ----------

          Gross profit                                18,065,275   17,148,046
                                                    ------------   ----------

Operating expenses:
   Selling, service and distribution                  13,758,162   13,882,737
   General and administrative (note 7)                 4,160,825    2,671,040
                                                    ------------   ----------

                                                      17,918,987   16,553,777
                                                    ------------   ----------

          Operating income                               146,288      594,269
                                                    ------------   ----------

Other income (deduction):
   Interest income                                        41,324       59,867
   Interest expense                                     (174,450)    (213,709)
   Gain on disposal of property and equipment, net        52,958       81,390
   Other, net                                            169,908       47,237
                                                    ------------   ----------

                                                          89,740      (25,215)
                                                    ------------   ----------

          Net earnings                                   236,028      569,054

Retained earnings at beginning of year                 2,914,143    2,814,091

Distributions to stockholders                           (420,252)    (469,002)
                                                    ------------   ----------

Retained earnings at end of year                    $  2,729,919    2,914,143
                                                    ------------   ----------
                                                    ------------   ----------

See accompanying notes to financial statements.

                               REGENT INVESTMENTS, INC.
                               Statements of Cash Flows
                        Years ended December 31, 1995 and 1994



                                                          1995        1994
                                                       ----------  -----------

Cash flows from operating activities:
    Net earnings                                       $   236,028     569,054
                                                      -----------    ----------
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Increase (decrease) in allowance for
           doubtful accounts                                17,785     (13,059)
         Increase in LIFO reserve                           77,700     110,200
         Increase in environmental remediation             500,000        --
         Depreciation and amortization                   1,424,397   1,554,970
         Gain on disposal of property and
           equipment, net                                  (52,958)    (81,390)
         Decrease (increase) in notes receivable          (110,000)    247,000
         Change in assets and liabilities:
            Receivables                                    180,110    (102,903)
            Inventories                                     51,088     (10,971)
            Prepaid expenses                                (9,806)      3,297
            Accounts payable                              (250,060)    363,491
            Accrued expenses                             1,559,183    (405,179)
                                                       -----------  ----------
               Total adjustments                         3,387,439   1,665,456
                                                       -----------  ----------
               Net cash provided by
                 operating activities                    3,623,467   2,234,510
                                                       -----------  ----------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment       123,459     989,830
    Acquisitions of property and equipment              (1,452,178) (2,028,254)
    Principal payments received on notes receivable        110,702     161,337
    Advances to stockholders                            (1,750,799)      --
    Decrease in other assets                                47,274      21,816
                                                       -----------  ----------
               Net cash used in investing activities    (2,921,542)   (855,271)
                                                       -----------  ----------
Cash flows from financing activities:
    Net proceeds from bank line of credit                  548,583     310,510
    Net proceeds (payments) from advances from
      shareholders                                        (210,758)    210,758
    Principal payments on long-term debt                  (932,176) (1,853,958)
    Principal payments on noncompete agreements           (110,161)   (209,241)
    Stockholder distributions                             (420,252)   (469,002)
                                                       -----------  ----------
               Net cash used in financing activities    (1,124,764) (2,010,933)
                                                       -----------  ----------
Net decrease in cash                                      (422,839)   (631,694)

Cash at beginning of year                                  957,012   1,588,706
                                                       -----------  ----------
Cash at end of year                                    $   534,173     957,012
                                                       -----------  ----------
                                                       -----------  ----------

Supplemental disclosure of cash flow information -
    Cash paid during the year for interest            $    178,289     279,719
                                                       -----------  ----------
                                                       -----------  ----------



Supplemental information on noncash investing and financing activities -

    During the year ended December 31, 1995, the Company purchased the assets and land of three stores through notes payable in the amount of $700,000.

See accompanying notes to financial statements.

                         REGENT INVESTMENTS, INC.
                      Notes to Financial Statements
                       December 31, 1995 and 1994



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) OPERATIONS

        Regent Investments, Inc. (Regent; the Company) is engaged in the operation of 51 convenience stores and a gasoline distribution business which provides gasoline to the convenience stores and unrelated customers. The Company operates throughout the eastern shore of Virginia, Maryland and Delaware. The Company only grants credit to local gas retail customers.

    (b) INVENTORIES

        Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used to value inventories.

    (c) PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. Buildings and equipment are depreciated over the estimated useful lives of the respective assets, primarily using the straight-line method.

    (d) INTANGIBLE ASSETS

        Intangible assets are comprised of noncompete agreements which are being amortized on a straight-line basis over five year periods.

    (e) INCOME TAXES

        Income or loss of the Company is required to be reported by the individual stockholders on their income tax returns rather than by the Company. Accordingly, earnings of the Company are taxable to the individual stockholders rather than to the Company.

    (f) USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) RELATED PARTY TRANSACTIONS

    During 1995, the Company advanced the stockholders $1,750,799 which is non-interest bearing and payable on demand.

    Included in other receivables at December 31, 1995 is an amount due from a related party in the amount of $110,000.

    During 1994, the Company sold land and buildings with a net book value of $807,292 for $750,000 to a related party.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995. The methods and assumptions used to estimate the fair value of each class of financial instrument are also described below. FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which is effective for the Company for 1995, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                               (Continued)

    Long-term notes receivable with a carrying value of $160,622 have a fair value which approximates the carrying value. The fair value is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

    Long-term debt with a carrying value of $672,017 has a fair value which approximates the carrying value. This fair value is estimated by discounting the future cash flows of the instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

    All other financial assets and liabilities have a carrying value which approximates the fair value due to the short maturity of those instruments.

(4) INVENTORIES

    A summary of inventories for comparative purposes is as follows:




                                   1995                       1994
                         -----------------------     ----------------------
                             LIFO          FIFO         LIFO         FIFO
                         ----------     ---------    ---------    ---------

  Gasoline               $  746,273       903,273      775,502      905,902

  Convenience store
    merchandise           1,448,032     1,650,832    1,547,591    1,699,291
                         ----------     ---------    ---------    ---------

                         $2,194,305     2,554,105    2,323,093    2,605,193
                         ----------     ---------    ---------    ---------
                         ----------     ---------    ---------    ---------

    For the years ended December 31, 1995 and 1994, earnings on a LIFO basis were $77,700 and 110,200, respectively, less than if computed on a FIFO basis.

(5) LEASES

    Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are as follows:



                                                        Operating
                                                         leases
                                                       ----------
                  1996                                 $1,367,484
                  1997                                  1,306,802
                  1998                                  1,094,599
                  1999                                    162,011
                  2000                                     46,596
                  Thereafter                               63,224
                                                       ----------
                        Total minimum lease payments   $4,040,716
                                                       ----------
                                                       ----------


    Regent has noncancelable operating lease agreements for convenience stores and office facilities at December 31, 1995. The leases expire during the next one to eight years. The operating lease agreements generally allow for renewal periods of five to ten years. Total rental expense for operating leases in 1995 and 1994 was approximately $1,450,000 and $1,500,000, respectively, including payments to related parties of approximately $260,000 and $229,000 in 1995 and 1994, respectively.


                                                                 (Continued)

    As a result of the sale of auto parts stores in 1993, the Company has guaranteed four operating leases that were assigned to the purchasers of the stores. Such leases call for annual payments of approximately $60,000 through 1999.

(6) OTHER ASSETS

    Included in other assets is a 7% investment in a limited partnership. The investment is accounted for under the equity method and has a carrying value of $358,710 and $378,184 at December 31, 1995 and 1994, respectively.

(7) INTANGIBLE ASSETS

    Included in intangible assets at December 31, 1995 and 1994 are noncompete agreements valued at $39,050 and $60,350, respectively, net of accumulated amortization of
    $67,450 and $46,150.

    Amortization expense of noncompete agreements totalled $21,300 and $194,422 in 1995 and 1994, respectively, and is included in general and administrative operating expenses.

(8) LONG-TERM DEBT

    A summary of the long-term debt as of December 31, 1995 and 1994 follows:

                                                     1995            1994
                                                   ---------      -----------
        Note payable to bank, interest
        rate at 7.56%, due in monthly
        principal installments of
        $76,667, plus interest. The note is
        secured by a blanket security
        interest in assets of the Company,
        and is guaranteed by the stockholders
        and a Stock Pledge Agreement covering
        all stock of Regent. Principal
        installments, plus interest, are due
        monthly until March 1996                   $ 228,000       1,148,000


        9% note payable due to an individual
        in monthly installments of $428 which
        include principal and interest,
        through March 1998                            10,430          14,433


        8% notes payable due to an individual
        in monthly installments of $6,690 which
        include principal and interest,
        through September 2010, secured
        by property and equipment                    691,827           --
                                                   ---------      -----------

        Total long-term debt                         930,257       1,162,433

        Less current installments of
        long-term debt                               258,240         924,003
                                                   ---------      -----------

        Long-term debt, excluding
        current installments                        $672,017      $  238,430
                                                   ---------      -----------
                                                   ---------      -----------


    The aggregate maturities of long-term debt after December 31, 1995 are as follows: 1996, $258,240; 1997, $32,797; 1998, $31,601; 1999, $32,852;
    2000, $35,579 and thereafter, $539,188.

                                                                   (Continued)

    The Company is subject to certain covenants under the debt agreements. At December 31, 1995, the Company was in compliance with such covenants or received waivers in instances of noncompliance.

(9) LINE OF CREDIT AGREEMENT

    The Company has a line of credit agreement with a local bank. The line of credit carries an interest rate at the bank's prime rate and is due on demand. The total line commitment amount is $2,000,000 and it is secured by the same assets as the 7.56% note payable to bank (see note
    8). It is reviewed annually for renewal. At December 31, 1995 there was $859,093 outstanding under the line of credit and at December 31, 1994 there was $310,510 outstanding.

(10) PROFIT-SHARING RETIREMENT PLAN

    Regent has a profit-sharing plan, the Regent Investments, Inc. Employee Savings and Profit Sharing Plan (the Plan), covering substantially all full-time employees. Employees become members of the Plan on the January 1st or July 1st following the completion of 1,000 hours of service. The Plan is exempt from Federal income taxes under Section 401(a) of the Internal Revenue Code.

    Under the Plan, participants are allowed to make contributions of not less than 1% nor more than 15% of their annual compensation. Regent will contribute on behalf of each participant, amounts equal to 50% of the participant contribution up to 6% of the participant's annual compensation. Employee contributions totaled approximately $121,000 and $126,000 for the years ended December 31, 1995 and 1994, respectively. Matching contributions totaled approximately $50,000 for each year.

    The Plan also provides for profit sharing contributions which are determined by Regent at its sole discretion, subject to limitations imposed by the Internal Revenue Service. These contributions are allocated among the members based on a percentage of eligible members compensation. There were no profit sharing contributions made in 1995 or 1994.

    Participants are fully vested in their contribution balances at all times. Participants become vested in the matching and profit sharing contribution balances based upon years of service; vesting increases in 20% increments with each year of service beginning with the second year of service.

    Members also become fully vested in the matching and profit sharing contributions to the Plan upon normal retirement at age 65, disability, death, Plan termination, or permanent discontinuance of contributions by Regent. Management maintains the right to amend or terminate the Plan without the consent of members.

(11) LETTERS OF CREDIT

    The Company has $2,000,000 in open letters of credit which relate to compliance with various state pollution requirements.

(12) ENVIRONMENTAL REMEDIATION

     The Company has identified environmental contamination associated with 18 underground storage tank sites it operates. The Company engaged an environmental consultant to develop a remediation work plan to satisfy clean-up criteria of the applicable state regulatory agencies. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future cash payments for the remediation plan.

                                                                   (Continued)

     The total estimated aggregate cost of $500,000 is principally related to treatment of contaminated soil and is expected to be paid $100,000 in 1996 and the balance in 1997. The aggregate undiscounted amount has been accrued since it represents management's best estimate of the cost, but the payments are not considered to be fixed and reliably determinable. The estimate of costs and their timing of payment could change as a result of changes to the plan required by state regulatory agencies and unforeseen circumstances existing at the site.

(13) SUBSEQUENT EVENT

     On February 13, 1996, the Company signed a letter of intent to sell substantially all operating assets of property, equipment and inventory of the Company to an unrelated party. While final proceeds have not yet been determined, it is expected that the transaction will result in a net gain.

            ITEM 14(a)1(b)(ii). PRO FORMA FINANCIAL INFORMATION

The accompanying unaudited pro forma statements of operation reflect the combined financial operations of the Company and the impact of those certain assets acquired from the Sellers on July 11, 1996. In preparing the pro forma information, adjustments have been made to the Sellers' financial statements to only include the assets that were acquired by the Company. The acquired operations have business locations in Delaware, Maryland and Virginia.

The preliminary allocation of the $17.35 million purchase price is as follows:



                      Land                        $   170,000
                      Buildings                   $ 1,571,550
                      Equipment                   $ 4,028,450
                      Covenant not to compete     $   200,000
                      Dealer contracts            $ 2,400,000
                      Goodwill                    $ 8,980,000
                                                  -----------
                      Total                       $17,350,000
                                                  -----------
                                                  -----------

The addition of these assets, and the related amortization and depreciation, and the debt financing of the acquisition are the only adjustments necessary for preparation of the pro forma statements of operations. The acquisition described above, for the purpose of preparing the pro forma statements of operations assumes it was completed on July 1, 1995.

The acquisition was accounted for as a purchase transaction, therefore future statements will be consolidated only from the date of purchase. The purchase price has been financed through an amendment to an existing loan agreement with the Company's primary lender. The amendment provides for quarterly loan repayments of $125,000 in fiscal year ending June 30, 1997, $187,500 in fiscal year ending June 30, 1998 and 1999, $312,000 in fiscal year ending June 30, 2000 and balloon payments in fiscal years 2001, 2002, 2003 and 2004 (See the Fourth Amended and Restated Credit and Term Loan Agreement dated as of July 8, 1996).

The pro forma statements of operation for the year ended June 30, 1995 and the nine months ended March 31, 1996 and balance sheet as of March 31, 1996 are not necessarily indicative of the results which actually would have occurred had the transaction been in effect on the date and for the periods indicated or which may result in the future.

                     GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                               PRO FORMA BALANCE SHEET
                                 AS OF MARCH 31, 1996


                                                                     REGENT
ASSETS:                                               GRIFFITH     ACQUISITION      PRO FORMA
- -------                                             ------------   ------------   ------------
CURRENT ASSETS:
- ---------------
    Cash                                            $  2,684,166   $  3,941,590   $  6,625,756
    Accounts and notes receivable less
     allowance for bad debts                          17,600,681              0     17,600,681
    Inventories                                        2,882,874              0      2,882,874
    Other current assets                               1,744,693        213,651      1,958,344
                                                     -----------   ------------  -------------
         TOTAL CURRENT ASSETS                         24,912,414      4,155,241     29,067,655

PLANT, PROPERTY AND EQUIPMENT:
- ------------------------------
    Land                                               5,570,189        170,000      5,740,189
    Buildings                                          1,837,578      1,571,550      3,409,128
    Machinery and Equipment                           15,178,141      4,028,450     19,206,591
                                                     -----------   ------------  -------------
                                                      22,585,908      5,770,000     28,355,908
    Less: Allowances for Depreciation                  4,993,145              0      4,993,145
                                                     -----------   ------------  -------------
                                                      17,592,763      5,770,000     23,362,763



INTANGIBLES:
- ------------
    Customer and service accounts                     37,244,315              0     37,244,315
    Covenants not to compete                           2,936,564        200,000      3,136,564
    Goodwill                                          38,848,703      8,980,000     47,828,703
    Other intangibles                                    836,344      2,400,000      3,236,344
                                                     -----------   ------------  -------------
                                                      79,865,926     11,580,000     91,445,926
    Less: Allowances for Amortization                  9,530,538              0      9,530,538
                                                     -----------   ------------  -------------
                                                      70,335,388     11,580,000     81,915,388

    Long-term Notes Receivable                         1,128,267              0      1,128,267
    Deferred Costs                                     3,168,294      1,836,349      5,004,643
                                                     -----------   ------------  -------------


TOTAL ASSETS                                       $ 117,137,126   $ 23,341,590  $ 140,478,716
                                                     -----------   ------------  -------------
                                                     -----------   ------------  -------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                               PRO FORMA BALANCE SHEET
                                 AS OF MARCH 31, 1996



                                                                      REGENT
LIABILITIES AND SHAREHOLDER'S EQUITY                  GRIFFITH     ACQUISITION      PRO FORMA
- -----------------------------------                 ------------   ------------   ------------
CURRENT LIABILITIES:
- --------------------
    Accounts Payable                                $  8,659,727    $         0   $  8,659,727
    Accrued Expenses                                   3,407,200      1,491,590      4,898,790
    Deferred Revenue                                   1,912,029                     1,912,029
    Income Taxes Payable                                 464,212              0        464,212
    Other Taxes Payable                                  700,326              0        700,326
    Current Portion of Long-Term Debt                  5,124,660        500,000      5,624,660
                                                     -----------   ------------  -------------
TOTAL CURRENT LIABILITIES                             20,268,154      1,991,590     22,259,744

LONG-TERM DEBT, LESS
    CURRENT PORTION                                   67,797,222     21,350,000     89,147,222
DEFERRED INCOME TAXES                                  8,871,063                     8,871,063
POST-RETIREMENT EMPLOYEE BENEFITS
    AND OTHER                                          1,602,916              0      1,602,916
                                                     -----------   ------------  -------------
TOTAL LIABILITIES                                     98,539,355     23,341,590    121,880,945


SHAREHOLDER'S EQUITY:
- ---------------------
    COMMON STOCK, par value $.01 per share,
      100 shares, authorized, issued and
      outstanding                                              1              0              1
    additional paid-in capital                        20,691,323              0     20,691,323
    retained deficit                                ( 2,093,553)              0   ( 2,093,553)
                                                     -----------   ------------  -------------
TOTAL SHAREHOLDER'S EQUITY                            18,597,771              0     18,597,771
                                                     -----------   ------------  -------------

TOTAL LIABILITIES AND SHAREHOLDER'S
    EQUITY                                        $  117,137,126 $   23,341,590 $  140,478,716
                                                     -----------   ------------  -------------
                                                     -----------   ------------  -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                          PRO FORMA STATEMENT OF OPERATIONS
                           NINE MONTHS ENDED MARCH 31, 1996



                                                   ACQUISITION
                                      GRIFFITH      OF CERTAIN      PRO FORMA
                                      CONSUMERS      ASSETS OF     ADJUSTMENTS
                                      COMPANY &       REGENT         INCREASE       PRO FORMA
                                     SUBSIDIARIES   INVESTMENTS     (DECREASE)       RESULTS
                                    -------------  ------------    -----------    -----------

SALES (Note 2)                      $  153,752,127  $  61,064,550   $          0  $  214,816,677
COST OF SALES
    (Note 2)                           117,837,581     48,105,422              0     165,943,003
                                    --------------  -------------   -------------   -------------
    GROSS PROFIT                        35,914,546     12,959,128              0      48,873,674

GENERAL AND
    ADMINISTRATIVE
    EXPENSES                            21,917,468     11,907,804              0      33,825,272

DEPRECIATION
     (Note 3)                            3,074,619      1,060,850     (  379,100)      3,756,369
AMORTIZATION
    (Note 4)                             5,121,688         40,500        950,250       6,112,438
                                    --------------  -------------   -------------   -------------
    OPERATING INCOME                     5,800,771     (   50,026)    (  571,150)      5,179,595

INTEREST
    EXPENSE
    (Note 5)                             7,049,527        107,065      1,340,435       8,497,027
OTHER INCOME                               480,029        912,468              0       1,392,497
                                    --------------  -------------   -------------   -------------
    (LOSS) INCOME
    BEFORE INCOME TAX                   (  768,727)       755,377    ( 1,911,585)    ( 1,924,935)

INCOME TAX (BENEFIT)
    EXPENSE                             (  142,942)       294,597    (   745,518)    (   593,863)
                                    --------------  -------------   -------------   -------------
    NET INCOME (LOSS)                   ($ 625,785)    $  460,780    ($1,166,067)   ($ 1,331,072)
                                    --------------  -------------   -------------   -------------
                                    --------------  -------------   -------------   -------------


SEE NOTES TO CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

                     GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                          PRO FORMA STATEMENT OF OPERATIONS
                               YEAR ENDED JUNE 30, 1995


                                                      ACQUISITION
                                         GRIFFITH      OF CERTAIN      PRO FORMA
                                        CONSUMERS       ASSETS OF     ADJUSTMENTS
                                        COMPANY &        REGENT        INCREASE         PRO FORMA
                                       SUBSIDIARIES    INVESTMENTS     (DECREASE)        RESULTS
                                      -------------   -------------   ------------     -------------
SALES (Note 2)                        $  178,491,341  $  83,828,650   $          0     $ 262,319,991
COST OF SALES
    (Note 2)                             140,243,751     65,671,268              0       205,915,019
                                      -------------   -------------   ------------     -------------
    GROSS PROFIT                          38,247,590     18,157,382              0        56,404,972

GENERAL AND
    ADMINISTRATIVE
    EXPENSES                              28,225,449     15,022,992              0        43,248,441
DEPRECIATION
    (Note 3)                               3,441,274      1,414,191     (  505,191)        4,350,274
AMORTIZATION
    (Note 4)                               5,984,725         72,922      1,248,078         7,305,725
                                      -------------   -------------   ------------     -------------
    OPERATING INCOME                         596,142      1,647,277     (  742,887)        1,500,532

INTEREST EXPENSE
    (Note 5)                               6,294,112        143,643      1,786,357         8,224,112
OTHER INCOME                               1,050,470      1,135,287              0         2,185,757
                                      -------------   -------------   ------------     -------------
    (LOSS) INCOME BEFORE
    INCOME TAXES                         ( 4,647,500)     2,638,921    ( 2,529,244)      ( 4,537,823)

INCOME TAX (BENEFIT)
    EXPENSE                              ( 1,596,487)     1,029,179     (  986,405)      ( 1,553,713)
                                      -------------   -------------   ------------     -------------
    NET INCOME (LOSS)                    ($3,051,013)    $1,609,742    ($1,542,839)      ($2,984,110)
                                      -------------   -------------   ------------     -------------
                                      -------------   -------------   ------------     -------------

SEE NOTES TO CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

NOTES TO PRO FORMA FINANCIAL STATEMENTS
- ---------------------------------------

1. The pro forma statement of operations for the year ended June 30, 1995 includes the sales, cost of sales, general and administrative expenses, depreciation, amortization, interest and other income of the acquired operations of the Sellers for the 12 months ended September 30, 1995. The 12 month period ending September 30, 1995 was calculated by deducting the quarter ending December 31, 1995 and adding the quarter ending December 31, 1994 to audited year end financials for December 31, 1995. The pro forma statements of operations for the nine months ended March 31, 1996 include the results of operations of the Sellers for the period July 1, 1995 through March 31, 1996.

2. Regent annual sales and cost of sales have been adjusted to include only those assets that were acquired by the Company.

3. Depreciation has been adjusted to reflect the fixed assets purchased by the Company from the Sellers. Buildings are being depreciated over fifteen years while equipment and vehicles are over five years. All fixed assets are depreciated under the straight-line method.

4. Amortization of covenants not to compete is over seven years, dealer contracts are amortized over a period of five years, and goodwill is amortized over a period of fifteen years. All intangibles are amortized using the straight-line method.

5. Interest expense has been adjusted to reflect the interest expense on the $21,850,000 of debt incurred to finance the purchase of the Sellers.

6. Income tax effect for the pro forma is computed at the Company's statutory tax rate for the applicable period.

    C.   EXHIBITS.

         None


                   ITEM 8.   CHANGE IN FINANCIAL YEAR

                             Not Applicable


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 GRIFFITH CONSUMERS COMPANY




Dated:  September 26, 1996       By:  /S/ RAYMOND R. MCKENZIE, JR.
                                     ------------------------------------------
                                 Name: Raymond R. McKenzie, Jr.
                                 Its:  Vice President - Finance (Authorized
                                       Officer and Principal Financial Officer)