Form 10-K/A
period 1996-06-30
GRIFFITH CONSUMERS CO /DE/
filed 1996-10-08
CIK 935814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                           SUMMARY COMPENSATION TABLE


                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                             FISCAL YEAR         ANNUAL      COMPENSATION(1)      ALL OTHER    SHARES OF GHI UNDERLYING
NAME                           JUNE 30,          SALARY           BONUS           COMP.(2)          OPTIONS (#)
----                         -----------         ------           -----           ---------    ------------------------
HOWARD B. SCHLOSBERG             1996           $158,875         $58,000          $15,200
PRESIDENT                        1995            155,000          47,500            9,500               20,400
                                 1994            140,000          50,000            8,500

BRUCE W. KING                    1996            158,875          58,000           11,000
VICE PRESIDENT                   1995            155,000          47,500           10,500               20,400
                                 1994            140,000          50,000            9,000

RAYMOND R. MCKENZIE, JR.         1996            128,125          52,000           10,800
CHIEF FINANCIAL                  1995            125,000          43,750            8,500               10,200
OFFICER, TREASURER               1994            105,600          45,000            7,500
AND SECRETARY

W. RANDOLPH GROFT                1996             90,000          25,000            6,400                5,000
ASSISTANT SECRETARY              1995                N/A             N/A              N/A
                                 1994                N/A             N/A              N/A

TERRENCE P. SULLIVAN             1996             75,000          45,000            6,400                5,000
VICE PRESIDENT                   1995                N/A             N/A              N/A
CARL KING (ONLY)                 1994                N/A             N/A              N/A

WILLIAM L. SANNER                1996             75,000          25,000            6,400                5,000
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


THE FOLLOWING TABLE SETS FORTH THE "IN-THE-MONEY" OPTIONS FOR GHI
COMMON STOCK AT FISCAL YEAR-END WITH RESPECT TO EACH OF THE EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE:

                                              FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------
---------------------------------------------------------------------------
                                             NUMBER OF SECURITIES
                                         UNDERLYING UNEXERCISED OPTION
                                              AT FISCAL YEAR-END
  NAME                                   (#) EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------

  HOWARD B. SCHLOSBERG                           6,800/13,600
---------------------------------------------------------------------------

  BRUCE W. KING                                  6,800/13,600
---------------------------------------------------------------------------

  RAYMOND R. MCKENZIE, JR.                        3,400/6,800
---------------------------------------------------------------------------

  W. RANDOLPH GROFT                                 0/5,000
---------------------------------------------------------------------------

  TERRENCE P. SULLIVAN                              0/5,000
---------------------------------------------------------------------------

  WILLIAM L. SANNER                                 0/5,000
---------------------------------------------------------------------------
---------------------------------------------------------------------------
                                        3

The following table sets forth option grants made with respect to shares of GHI, the Company's parent, in 1996 with respect to each of the Executive Officers named in the Summary Compensation Table.

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                               OPTION GRANTS OF SHARES OF GHI IN 1996

                                                          INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------

                                NO. OF       PERCENT OF
                                SHARES     TOTAL OPTIONS
                              UNDERLYING     GRANTED TO     EXERCISE OR                               POTENTIAL REALIZABLE VALUE
                               OPTIONS      EMPLOYEES IN    BASE PRICE                                AT ASSUMED ANNUAL RATES OF
          NAME                  GRANTED      FISCAL YEAR      ($/SH)          EXPIRATION DATE          STOCK PRICE APPRECIATION
                                                                                                  --------------------------------
                                                                                                      5% ($)              10% ($)
------------------------------------------------------------------------------------------------------------------------------------
 TERRENCE P. SULLIVAN            5,000           26%         $16.4905        OCTOBER 17, 2005         $51,854            $131,407
------------------------------------------------------------------------------------------------------------------------------------
 NEIL H. MCLAURIN, III           4,000           22%         $16.4905        DECEMBER 19, 2005        $41,483            $105,126
------------------------------------------------------------------------------------------------------------------------------------
 W. RANDOLPH GROFT               5,000           26%         $16.4905        OCTOBER 22, 2005         $51,854            $131,407
------------------------------------------------------------------------------------------------------------------------------------
 WILLIAM L. SANNER               5,000           26%         $16.4905        OCTOBER 22, 2005         $51,854            $131,407
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

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

(4) Mr. McLaurin holds options to purchase 4,000 shares of GHI Common Stock at a price per share equal to $16.4905.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized on the 8th day of October, 1996.

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

                   GRIFFITH CONSUMERS COMPANY


NAME                     TITLE                         DATE



/s/ Todd R. Berman       Chairman of the               October 8, 1996
--------------------     Board of Directors
Todd R. Berman

/s/ Howard B.            President and                 October 8, 1996
  Schlosberg             Director (Principal
--------------------     Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein     Vice President and            October 8, 1996
--------------------     Director
Michael S. Shein

/s/ Raymond R.           Vice President,               October 8, 1996
  McKenzie, Jr.          Secretary and
--------------------     Treasurer (Principal
Raymond R. McKenzie,     Financial and
Jr.                      Accounting Officer)


/s/ Barry J. Lassman     Director                      October 8, 1996
--------------------
Barry J. Lassman

/s/Walter J. Meighan     Director                      October 8, 1996
--------------------
Walter J. Meighan


/s/Neil H.               Director                      October 8, 1996
  McLaurin, III
--------------------
Neil H. McLaurin, III

                                 CARL KING, INC.

NAME                     TITLE                         DATE


/s/ Todd R. Berman       Chairman of the               October 8, 1996
--------------------     Board of Directors
Todd R. Berman

/s/ Raymond R.           Vice President                October 8, 1996
  McKenzie, Jr.          (Principal Financial
--------------------     and Accounting Officer)
Raymond R. McKenzie,
Jr.

/s/ Michael S. Shein     Vice President and            October 8, 1996
--------------------     Director
Michael S. Shein


                         FREDERICK TERMINALS, INC.

NAME                     TITLE                         DATE


/s/ Todd R. Berman       Chairman of the               October 8, 1996
--------------------     Board of Directors
Todd R. Berman

/s/ Howard B.            President and                 October 8, 1996
  Schlosberg             Director (Principal
--------------------     Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein     Vice President and            October 8, 1996
--------------------     Director
Michael S. Shein

/s/ Raymond R.           Secretary and                 October 8, 1996
  McKenzie, Jr.          Director (Principal
--------------------     Financial and
Raymond R. McKenzie,     Accounting Officer)
Jr.

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


/s/ Arthur Andersen, LLP
ARTHUR ANDERSEN LLP



New York, New York
September 18, 1996

                    REPORT OF INDEPENDENT AUDITORS






To the Shareholders
 Griffith Consumers Company



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Griffith Consumers Company and subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles.




                                            /s/ Ernst & Young LLP
                                               ERNST & YOUNG LLP



August 22, 1994

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,                 JUNE 30,
ASSETS:                                                 1996                     1995
-----------------------------------------         ------------------       -----------------
CURRENT ASSETS

 CASH                                            $       1,687,443        $         803,085
 ACCOUNTS AND NOTES RECEIVABLE,
   LESS ALLOWANCE FOR BAD DEBTS - NOTE K                11,813,211                8,854,865
 PETROLEUM PRODUCTS INVENTORY                            1,228,347                1,104,087
 REPAIR PARTS AND SUPPLIES INVENTORY                     1,662,048                1,654,668
 PREPAID EXPENSES AND OTHER                              1,320,055                1,686,326
 REFUNDABLE INCOME TAXES                                 - - - - -                1,184,380
                                                  ----------------         ----------------
TOTAL CURRENT ASSETS                                    17,711,104               15,287,411

PROPERTY, PLANT AND EQUIPMENT
-----------------------------------------
 LAND                                                    5,533,870                5,691,704
 BUILDINGS                                               1,844,358                1,849,746
 MACHINERY AND EQUIPMENT                                16,152,930               14,427,147
                                                  ----------------         ----------------
                                                        23,531,158               21,968,597
 LESS: ALLOWANCE FOR DEPRECIATION                        6,019,263                2,079,727
                                                  ----------------         ----------------
                                                        17,511,895               19,888,870

INTANGIBLES - NOTE C
-----------------------------------------
 CUSTOMER AND SERVICE ACCOUNTS                          37,063,186               37,243,999
 COVENANTS NOT TO COMPETE                                2,936,824                2,936,823
 GOODWILL                                               39,000,867               39,375,955
 OTHER INTANGIBLES                                         836,344                  836,344
                                                  ----------------         ----------------
                                                        79,837,221               80,393,121
 LESS: ALLOWANCE FOR AMORTIZATION                       11,304,362                4,951,986
                                                  ----------------         ----------------
                                                        68,532,859               75,441,135

LONG-TERM NOTES RECEIVABLE                               1,054,816                  793,595
DEFERRED DEBT COSTS & OTHER                              3,759,756                3,764,930

                                                  ----------------         ----------------
TOTAL ASSETS                                     $     108,570,430        $     115,175,941
                                                  ----------------         ----------------
                                                  ----------------         ----------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,                 JUNE 30,
LIABILITIES AND SHAREHOLDER'S EQUITY:                   1996                     1995
-----------------------------------------         ------------------       -----------------
CURRENT LIABILITIES:

 ACCOUNTS PAYABLE                                $       7,581,065        $       6,050,846
 ACCRUED EXPENSES                                        3,560,374                2,144,619
 DEFERRED REVENUE                                        2,471,880                3,251,038
 INCOME TAXES PAYABLE                                       73,103                  - - - -
 OTHER TAXES PAYABLE                                       198,517                  523,701
 CURRENT PORTION OF LONG-TERM DEBT-
   NOTE F                                                4,240,893                3,924,660
                                                  ----------------         ----------------
TOTAL CURRENT LIABILITIES                               18,125,832               15,894,864

LONG-TERM DEBT, LESS CURRENT PORTION-
   NOTE F                                               65,350,995               68,614,436
DEFERRED INCOME TAXES                                    7,993,849                9,840,169
POST-RETIREMENT EMPLOYEE BENEFITS
   AND OTHER                                             1,541,330                1,602,916
                                                  ----------------         ----------------
TOTAL LIABILITIES                                       93,012,006               95,952,385

SHAREHOLDER'S EQUITY
-----------------------------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE,
   100 SHARES, AUTHORIZED, ISSUED AND
   OUTSTANDING                                                   1                        1
 ADDITIONAL PAID-IN CAPITAL                             20,691,323               20,691,323
 RETAINED DEFICIT                                       (5,132,900)              (1,467,768)
                                                  ----------------         ----------------
TOTAL SHAREHOLDER'S EQUITY                              15,558,424               19,223,556

TOTAL LIABILITIES AND                             ----------------         ----------------
 SHAREHOLDER'S EQUITY                            $     108,570,430        $     115,175,941
                                                  ----------------         ----------------
                                                  ----------------         ----------------





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





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                         ADDITIONAL            RETAINED             TOTAL
                                                        COMMON             PAID-IN             EARNINGS         SHAREHOLDER'S
PREDECESSOR                          SHARES             STOCK              CAPITAL            (DEFICIT)            EQUITY
                                  -----------        ------------       -------------        ------------       -------------
BALANCE JUNE 30, 1993               2,355,000              23,550           2,849,407           1,879,436           4,752,393

NET INCOME                                 -                   -                   -            3,083,063           3,083,063
                                  -----------        ------------       -------------        ------------       -------------

BALANCE JUNE 30, 1994               2,355,000              23,550           2,849,407           4,962,499           7,835,456

ISSUANCE OF STOCK                       5,000                  50              24,950                  -               25,000
NET LOSS                                   -                   -                   -           (1,583,247)         (1,583,247)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE DECEMBER 15, 1994           2,360,000              23,600           2,874,357           3,379,252           6,277,209

STOCK REDEMPTION                   (2,360,000)            (23,600)         (2,874,357)         (3,379,252)         (6,277,209)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE DECEMBER 16, 1994                  -                   -                    -                  -                   -
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------



SUCCESSOR

CAPITAL CONTRIBUTIONS FROM PARENT         100                   1          20,691,323                  -           20,691,324
NET LOSS                                   -                   -                   -           (1,467,768)         (1,467,768)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE JUNE 30, 1995                     100                   1          20,691,323          (1,467,768)         19,223,556

NET LOSS                                   -                   -                   -           (3,665,132)         (3,665,132)
                                  -----------        ------------       -------------        ------------       -------------

BALANCE JUNE 30, 1996                     100                   1          20,691,323          (5,132,900)         15,558,424
                                  -----------        ------------       -------------        ------------       -------------
                                  -----------        ------------       -------------        ------------       -------------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SUCCESSOR                               PREDECESSOR
                                              ------------------------------------     -------------------------------------
                                                 YEAR ENDED       DECEMBER 16, 1994      JULY 1, 1994          YEAR ENDED
                                                  JUNE 30               THROUGH             THROUGH              JUNE 30
                                                    1996             JUN 30, 1995      DECEMBER 15, 1994          1994
                                              ----------------    -----------------    -----------------    ----------------
OPERATING ACTIVITIES
  Net (loss) income                          $      (3,665,132)  $      (1,467,768)   $     (1,583,247)    $     3,083,063
  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
     Depreciation                                    4,124,316           2,136,576           1,304,698           2,853,034
     Amortization                                    7,065,138           3,970,889           2,013,836           4,461,784
     Provision for bad debts                           336,000              96,000              92,000             356,000
     Amortization of bond discount                     182,108              72,264            - - - -             - - - -
     Gain on sale of property, plant,
      equipment, and intangibles                      (137,772)             (6,498)            (24,087)            (20,689)
     Changes in operating assets and
      liabilities,
        Net of effects of change in
        working capital:
         Accounts and notes receivable              (3,555,567)          1,439,016          (1,571,994)         (2,193,749)
         Inventory                                    (131,640)             43,919            (175,887)            232,029
         Prepaid expenses and other                    366,271             951,694          (1,841,787)           (166,538)
         Refundable income taxes, net                1,257,483              55,411          (1,234,890)              5,467
         Other assets                                 (151,688)         (1,990,701)           (771,997)           (321,047)
         Accounts payable                            1,530,219          (2,770,914)          1,319,125             639,733
         Accrued expenses                            1,415,755             254,306            (283,208)           (545,849)
         Deferred revenue                             (779,158)         (1,615,715)          1,822,452             447,344
         Other liabilities                          (2,233,090)           (238,900)            392,473             102,852
                                              ----------------    ----------------     ---------------      --------------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                              5,623,243             929,579            (542,513)          8,933,434

INVESTING ACTIVITIES
  Purchases of property, plant, and
    equipment                                       (2,376,852)         (2,061,981)         (1,497,243)         (2,888,938)
  Purchases of intangible assets                       - - - -             - - - -            (750,000)            (81,632)
  Proceeds from sale of property, plant,
     and equipment and intangible assets               767,283              89,431             125,545             242,058
  Acquisition of business:
     Property, Plant and equipment                     - - - -             - - - -             - - - -          (1,375,400)
     Intangibles                                       - - - -             (76,650)           (142,000)           (912,000)
     Inventory                                         - - - -             - - - -             - - - -              (8,500)
  Purchase of predecessor's stock per Merger           - - - -         (54,280,000)            - - - -             - - - -
  Acquisition Costs                                                     (3,674,391)            - - - -             - - - -
                                              ----------------    ----------------     ---------------      --------------
  Net cash used in investing activities             (1,609,569)        (60,003,591)         (2,263,698)         (5,024,412)

FINANCING ACTIVITIES
  Proceeds from line of credit                         800,000          (1,850,000)          1,850,000             530,984
  Proceeds from bond debentures issuance               - - - -          31,196,612             - - - -             - - - -
  Bond issue costs                                     - - - -          (1,473,000)            - - - -             - - - -
  Proceeds from term loans                             - - - -          40,275,853             - - - -             - - - -
  Prepaid interest                                     - - - -          (1,170,000)            - - - -             - - - -
  Payments on long-term debt                        (3,929,316)        (27,793,692)         (1,760,875)         (4,281,916)
  Capital Contributions from Parents                   - - - -          20,691,323
  Issuance of capital stock                            - - - -                   1              25,000             - - - -
                                              ----------------    ----------------     ---------------      --------------
  Net cash (used in) provided by
   financing activities                             (3,129,316)         59,877,097             114,125          (3,750,932)
                                              ----------------    ----------------     ---------------      --------------

  Increase (Decrease) in cash                          884,358             803,085          (2,692,086)            158,090

Cash at beginning of period                            803,085             - - - -           2,692,086           2,533,996
                                              ----------------    ----------------     ---------------      --------------
Cash at end of period                        $       1,687,443   $         803,085    $              0     $     2,692,086
                                              ----------------    ----------------     ---------------      --------------
                                              ----------------    ----------------     ---------------      --------------





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

                  CARL KING, INC. AND FREDERICK TERMINALS, INC.
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                               INVESTMENT            RETAINED              TOTAL
                                                   BY                EARNINGS          SHAREHOLDER'S
                                                 PARENT              (DEFICIT)             EQUITY
                                           ------------------  ------------------  ------------------

  PREDECESSOR

  BALANCE JUNE 30, 1993                           $5,074,657          $1,185,051          $6,259,708

Additional Investment by parent                      717,953                  -              717,953

Net income                                                -              846,158             846,158
                                           ------------------  ------------------  ------------------

  BALANCE JUNE 30, 1994                            5,792,610           2,031,209           7,823,819

Net income                                                -              375,524             375,524
                                           ------------------  ------------------  ------------------

  BALANCE DECEMBER 15, 1994                        5,792,610           2,406,733           8,199,343

Stock Redemption                                          -          (2,406,733)         (2,406,733)
                                           ------------------  ------------------  ------------------

  BALANCE DECEMBER 16, 1994                        5,792,610                  -            5,792,610
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

  SUCCESSOR
                                                                     (1,051,191)          (1,051,191)
Net loss                                                  -                  -                    -
                                           ------------------  ------------------  ------------------

  BALANCE JUNE 30, 1995                            5,792,610         (1,051,191)           4,741,419

Net income                                                -            (937,969)           (937,969)
                                           ------------------  ------------------  ------------------

  BALANCE JUNE 30, 1996                           $5,792,610        ($1,989,160)          $3,803,450
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

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