Form 10-K/A
period 1996-06-30
GRIFFITH CONSUMERS CO /DE/
filed 1996-10-15
CIK 935814

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

AS OF SEPTEMBER 30, 1996, THE ISSUERS HAD THE FOLLOWING NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:

               GRIFFITH CONSUMERS COMPANY : 1,000 SHARES
               CARL KING, INC.            : 1,000 SHARES
               FREDERICK TERMINALS, INC.  :   500 SHARES

AS OF SEPTEMBER 30, 1996, ALL SHARES OUTSTANDING OF GRIFFITH CONSUMERS COMPANY, CARL KING, INC. AND FREDERICK TERMINALS, INC. WERE HELD BY AFFILIATES.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized on the 15th day of October, 1996.

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

                   GRIFFITH CONSUMERS COMPANY


NAME                     TITLE                         DATE



/s/ Todd R. Berman       Chairman of the               October 15, 1996
--------------------     Board of Directors
Todd R. Berman

/s/ Howard B.            President and                 October 15, 1996
  Schlosberg             Director (Principal
--------------------     Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein     Vice President and            October 15, 1996
--------------------     Director
Michael S. Shein

/s/ Raymond R.           Vice President,               October 15, 1996
  McKenzie, Jr.          Secretary and
--------------------     Treasurer (Principal
Raymond R. McKenzie,     Financial and
Jr.                      Accounting Officer)


                         Director                      October 15, 1996
--------------------
Barry J. Lassman

/s/Walter J. Meighan     Director                      October 15, 1996
--------------------
Walter J. Meighan


/s/Neil H.               Director                      October 15, 1996
  McLaurin, III
--------------------
Neil H. McLaurin, III

                                 CARL KING, INC.

NAME                     TITLE                         DATE


/s/ Todd R. Berman       Chairman of the               October 15, 1996
--------------------     Board of Directors
Todd R. Berman

/s/ Raymond R.           Vice President                October 15, 1996
  McKenzie, Jr.          (Principal Financial
--------------------     and Accounting Officer)
Raymond R. McKenzie,
Jr.

/s/ Michael S. Shein     Vice President and            October 15, 1996
--------------------     Director
Michael S. Shein


                         FREDERICK TERMINALS, INC.

NAME                     TITLE                         DATE


/s/ Todd R. Berman       Chairman of the               October 15, 1996
--------------------     Board of Directors
Todd R. Berman

/s/ Howard B.            President and                 October 15, 1996
  Schlosberg             Director (Principal
--------------------     Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein     Vice President and            October 15, 1996
--------------------     Director
Michael S. Shein

/s/ Raymond R.           Secretary and                 October 15, 1996
  McKenzie, Jr.          Director (Principal
--------------------     Financial and
Raymond R. McKenzie,     Accounting Officer)
Jr.

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




                                 F-1a

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
 Griffith Consumers Company:


We have audited the accompanying consolidated balance sheets of Griffith Consumers Company (a Delaware corporation) and subsidiaries ("Successor") as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the year ended June 30, 1996, and for the period December 16, 1994 through June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffith Consumers Company and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended June 30, 1996, and for the period December 16, 1994 through June 30, 1995, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

New York, New York
September 18, 1996




                                 F-1b

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