Form 10-Q
period 1996-09-30
GRIFFITH CONSUMERS CO /DE/
filed 1996-11-14
CIK 935814

                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                             FORM 10-Q

                              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996        Commission File Number 33-88526

                                    GRIFFITH CONSUMERS COMPANY
                                         CARL KING, INC.
                                    FREDERICK TERMINALS, INC.

                 (Exact name of registrant as specified in their charter)

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



As of November 15, 1996, the Issuers had the following number of shares of common stock outstanding:

                  Griffith Consumers Company: 1,000 shares
                  Carl King, Inc.           : 1,000 shares
                  Frederick Terminals, Inc. :   500 shares

                  Griffith Consumers Company and Subsidiaries
                                September 30, 1996

                                       Index

PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements


                       A. Consolidated Balance Sheets
                          September 30, 1996 and June 30, 1996          3 - 4

                       B. Consolidated Statements of Operations
                          Three months ended
                          September 30, 1996 and 1995                   5

                       C. Consolidated Statements of Changes in
                          Shareholders' Equity                          6

                       D. Consolidated Statements of Cash Flows
                          Three months ended September 30, 1996
                          and 1995                                      7

                       E. Notes to Consolidated Financial
                          Statements                                    8 - 15

           Item 2.     Management's Discussion and Analysis            16 - 20

PART II.   OTHER INFORMATION

           Item 1.     Legal Proceedings                               21

           Item 2.     Changes in Securities                           21

           Item 3.     Defaults upon Senior Securities                 21

           Item 4.     Submission of Matters to a Vote of
                       Security Holders                                21

           Item 5.     Other Information                               21

           Item 6.     Exhibits and Reports on Form 8-K                21

Signatures                                                             22

                GRIFFITH  CONSUMERS  COMPANY  AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS


                                              SEPTEMBER 30,        JUNE 30,
ASSETS:                                           1996               1996
-----------------------------------           -------------      ------------
CURRENT ASSETS

 CASH                                       $     4,110,336     $   1,687,443
 ACCOUNTS AND NOTES RECEIVABLE,
   LESS ALLOWANCE FOR BAD DEBTS                   9,838,088        11,813,211
 PETROLEUM PRODUCTS INVENTORY                     2,166,367         1,228,347
 REPAIR PARTS AND SUPPLIES INVENTORY              3,202,857         1,662,048
 PREPAID EXPENSES AND OTHER                       1,837,298         1,320,055
 REFUNDABLE INCOME TAXES                          1,202,602             -----
                                              -------------      ------------
TOTAL CURRENT ASSETS                             22,357,548        17,711,104

PROPERTY,  PLANT  AND  EQUIPMENT
-----------------------------------
 LAND                                             5,612,870         5,533,870
 BUILDINGS                                        3,343,624         1,844,358
 MACHINERY AND EQUIPMENT                         20,416,335        16,152,930
                                              -------------      ------------
                                                 29,372,829        23,531,158
 LESS: ALLOWANCE FOR DEPRECIATION                 7,223,954         6,019,263
                                              -------------      ------------
                                                 22,148,875        17,511,895

INTANGIBLES - NOTE  C
----------------------------------
 CUSTOMER AND SERVICE ACCOUNTS                    39,443,186       37,063,186
 COVENANTS NOT TO COMPETE                          3,036,824        2,936,824
 GOODWILL                                         48,132,867       39,000,867
 OTHER INTANGIBLES                                   836,344          836,344
                                              --------------     ------------
                                                  91,449,221       79,837,221
 LESS: ALLOWANCE FOR AMORTIZATION                 13,155,490       11,304,362
                                              --------------     ------------
                                                  78,293,731       68,532,859

LONG-TERM NOTES RECEIVABLE                           977,171        1,054,816
DEFERRED DEBT COSTS & OTHER                        4,662,882        3,759,756

                                              --------------     ------------
TOTAL  ASSETS                               $    128,440,207    $ 108,570,430
                                              --------------     ------------
                                              --------------     ------------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30,      JUNE 30,
LIABILITIES AND SHAREHOLDER'S EQUITY:             1996              1996
-----------------------------------           ---------------  ---------------
CURRENT LIABILITIES:

 ACCOUNTS PAYABLE                             $     9,234,080   $   7,581,065
 ACCRUED EXPENSES                                   4,519,551       3,560,374
 DEFERRED REVENUE                                   3,879,451       2,471,880
 INCOME TAXES PAYABLE                                   -----          73,103
 OTHER TAXES PAYABLE                                1,143,835         198,517
 CURRENT PORTION OF LONG-TERM DEBT-
   NOTE F                                           4,735,893       4,240,893
                                              ---------------  ---------------
TOTAL CURRENT LIABILITIES                          23,512,810      18,125,832

LONG-TERM DEBT, LESS CURRENT PORTION-
  NOTE F                                           82,925,662      65,350,995
DEFERRED INCOME TAXES                               7,591,519       7,993,849
POST-RETIREMENT EMPLOYEE BENEFITS
  AND OTHER                                         1,541,330       1,541,330
                                              ---------------  ---------------
TOTAL LIABILITIES                                 115,571,321      93,012,006

SHAREHOLDER'S EQUITY
-----------------------------------
 COMMON STOCK, par value $.01 per
   share, 100 shares, authorized,
   issued and outstanding                                   1               1
 ADDITIONAL PAID-IN CAPITAL                        20,691,323      20,691,323
 RETAINED DEFICIT                                  (7,822,438)     (5,132,900)
                                              ---------------  ---------------
TOTAL SHAREHOLDER'S EQUITY                         12,868,886      15,558,424

TOTAL LIABILITIES AND                         ---------------  ---------------
  SHAREHOLDER'S EQUITY                      $     128,440,207 $   108,570,430
                                              ---------------  ---------------
                                              ---------------  ---------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                           ---------------     ---------------
                                            JUL 1, 1996 -       JUL 1, 1995 -
                                            SEP 30, 1996        SEP 30, 1995
                                           ---------------     ---------------

SALES FROM PETROLEUM PRODUCTS             $     48,003,377    $     32,870,615
SERVICE, EQUIPMENT, ANDOTHER SALES              12,538,157           5,288,917
                                           ---------------     ---------------

  TOTAL SALES                                   60,541,534          38,159,532

COST OF SALES                                   49,997,807          31,332,884
                                           ---------------     ---------------

  GROSS PROFIT                                  10,543,727           6,826,648

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES                                       9,368,457           6,326,081
DEPRECIATION EXPENSE                             1,292,282           1,009,883
AMORTIZATION EXPENSE                             1,942,484           1,757,335
                                           ---------------     ---------------

  OPERATING LOSS                                (2,059,496)         (2,266,651)

  INTEREST EXPENSE                               2,588,448           2,340,488

  OTHER INCOME                                     444,915             191,341
                                           ---------------     ---------------

  LOSS BEFORE INCOME TAX                        (4,203,029)         (4,415,798)

  INCOME TAX BENEFIT                            (1,513,491)         (1,692,005)
                                           ---------------     ---------------

  NET LOSS                                $     (2,689,538)   $     (2,723,793)
                                           ---------------     ---------------
                                           ---------------     ---------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                   Additional     Retained      Total
                                                         Common      Paid-In      Earnings   Shareholder's
PREDECESSOR                                  Shares      Stock       Capital      (Deficit)     Equity
                                          -----------   --------  -----------  ------------  -------------
BALANCE JUNE 30, 1994                      2,355,000     23,550     2,849,407    4,962,499      7,835,456

Issuance Of Stock                              5,000         50        24,950           -          25,000
Net Loss                                          -          -             -    (1,583,247)    (1,583,247)
                                          -----------   --------  -----------  ------------  -------------

BALANCE DECEMBER 15, 1994                   2,360,000    23,600    2,874,357    3,379,252       6,277,209

Stock Redemption                          (2,360,000)   (23,600)  (2,874,357)   (3,379,252)    (6,277,209)
                                          -----------   --------  -----------  ------------  -------------
                                          -----------   --------  -----------  ------------  -------------

BALANCE DECEMBER 16, 1994                          -          -               -            -                -
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------




SUCCESSOR

Capital Contributions from Parent                100          1   20,691,323            -      20,691,324
Net Loss                                          -          -            -     (1,467,768)    (1,467,768)
                                          -----------   --------  -----------  ------------  -------------

BALANCE JUNE 30, 1995                            100           1   20,691,323   (1,467,768)    19,223,556

Net Loss                                          -          -            -     (3,665,132)   (3,665,132)
                                          -----------   --------  -----------  ------------  -------------

BALANCE JUNE 30, 1996                            100          1   20,691,323    (5,132,900)   15,558,424

Net Loss                                          -          -            -     (2,689,538)   (2,689,538)

BALANCE SEPTEMBER 30, 1996                       100          1   20,691,323    (7,822,438)   12,868,886
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



SEE NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

                                     GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           ------------------         -------------------
                                                               JULY 1, 1996               JULY 1, 1995
                                                                 THROUGH                    THROUGH
                                                            SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                           -------------------        -------------------
OPERATING ACTIVITIES
  Net loss                                                $        (2,689,538)       $         (2,723,793)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                    1,292,282                  1,009,883
     Amortization                                                    1,942,484                  1,757,335
     Provision for bad debts                                            63,514                     63,000
     Amortization of bond discount                                      45,527                     45,526
     Gain on sale of property, plant, equipment, and
      intangibles                                                      (77,577)                   (12,183)
     Changes in operating assets and liabilities
        Net of effects of change in working capital:
           Accounts and notes receivable                             1,989,253                    (92,016)
           Inventory                                                (2,478,829)                   (69,661)
           Prepaid expenses and other                                 (303,243)                    39,057
           Refundable Income taxes, net                             (1,275,705)                  (588,333)
           Other assets                                                839,519                   (466,769)
           Accounts payable                                          1,653,015                  1,635,279
           Accrued expenses                                            959,177                  1,216,686
           Deferred revenue                                          1,407,571                  1,175,047
           Other liabilities                                           542,988                   (389,459)
                                                             ------------------         ------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,910,438                  2,599,599

INVESTING ACTIVITIES
  Purchases of property, plant, and equipment                         (318,844)                  (376,078)
  Purchases of intangible assets                                          ----                     (6,236)
  Proceeds from sale of property, plant, and equipment,
    and intangible assets                                              275,659                    105,832
  Acquisition of business:
    Property, Plant, and equipment                                  (5,808,500)                      ----
    Intangibles                                                    (11,610,000)                      ----
  Acquisition costs                                                 (2,050,000)                      ----
                                                             ------------------         ------------------
  Net cash used in investing activities                            (19,511,685)                  (276,482)

FINANCING ACTIVITIES
  Payment of from line of credit                                    (2,600,000)                      ----
  Proceeds from term loans                                          21,850,000                       ----
  Payments on long-term debt                                        (1,225,860)                (2,081,809)
                                                             ------------------         ------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               18,024,140                 (2,081,809)
                                                             ------------------         ------------------

   INCREASE IN CASH                                                  2,422,893                    241,308
Cash at beginning of period                                          1,687,443                    803,085
                                                             ------------------         ------------------
Cash at end of period                                       $        4,110,336         $        1,044,393
                                                             ------------------         ------------------
                                                             ------------------         ------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Griffith Consumers Company And Subsidiaries
                              September 30, 1996

Notes to Consolidated Financial Statements

Note A--Introduction

On December 15, 1994, the transaction contemplated by the merger agreement ("Merger Agreement") dated August 26, 1994 between Griffith Consumers Company ("Griffith", and together with its consolidated subsidiaries, the "Company") and Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, closed, whereby GHI acquired all of Griffith's 2,360,000 outstanding shares of common stock (the "Common Stock") for $23.00 cash per share. Pursuant to the Merger Agreement, ABC Acquisition Corp. ("ABC"), a wholly owned subsidiary of GHI, merged with and into Griffith, and each share of Griffith's common stock was converted into the right to receive $23.00 in cash (the "1994 Acquisition"). As a result of the 1994 Acquisition, Griffith became a wholly owned subsidiary of GHI.

The 1994 Acquisition has been accounted for under the purchase method of accounting as of December 16, 1994. Accordingly, GHI has allocated its total purchase cost of approximately $54,280,000 to the assets and liabilities of the Company based upon the fair value of these assets and liabilities. The fair values assigned on the December 16, 1994 balance sheet were adjusted when valuation studies were completed.

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company intends to continue using the acquired assets as convenience stores and a dealer petroleum sales business, respectively. The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores and assumed $350,000 of debt. The acquisition was financed through an amendment and restatement of the Company's then existing credit agreement. See Note F - Debt.


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

Operating results for the three months ended September 30, 1996 do not necessarily indicate the results that may be expected for the fiscal year ending June 30, 1997. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1996.


Note C--Significant Accounting Policies

INTANGIBLE ASSETS: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other intangibles are amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill was amortized over a period of fifteen years for the Company before the Acquisition (the "Predecessor") and is amortized over a thirty year period for the Company after the Acquisition (the "Successor"). All intangible assets are amortized using the straight-line method. The Company evaluates the potential impairment of intangibles and other longlived assets by comparing the related discounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

DEBT ISSUANCE COSTS: The costs associated with the issuance of debt are amortized utilizing the effective interest method over the term of the underlying debt instrument. The terms of the Company's existing debt, incurred in 1994 and 1996, range from six to ten years.

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

Note D-- 1996 Acquisitions -- Allocation of Purchase Price

In addition to the Shore Stop Acquisition, the Company acquired certain assets of a retail heating oil company . This acquisition and the Shore Stop Acquisition were both accounted for as purchase transactions and, therefore, the financial statements include the results of operations of the acquired assets from their acquisition dates. The cost of the acquisitions consummated during the three months ended September 30, 1996 were allocated as follows:


                                              Three Months Ended
                                                 September 30,
                                      ----------------------------------
                                             1996             1995
                                      ----------------------------------

        Land                               $   170,000          ----
        Fixed assets                         5,638,500
        Customer and service accounts        2,430,000          ----
        Covenants not to compete               200,000          ----
        Goodwill                             8,980,000          ----
                                           -----------       -----------
                                           $17,418,500       $  ----
                                           -----------       -----------
                                           -----------       -----------

        Number of Acquisitions                   2                0

Note E -- Shore Stop Acquisition -- Unaudited Pro Forma

     The following condensed presentation of unaudited pro forma information was prepared to illustrate the estimated effects ofthe Shore Stop Acquisition on the Company with the assumption that the the Shore Stop Acquisition occurred at July 1, 1995:

                            Unaudited
                        Three Months Ended
                           September 30,
                     ------------------------
                        1996          1995
                     ------------------------

         Total Sales $ 63,411       $ 63,022
         Net Loss      (2,686)       (1,032)

Note F  -- Debt

  In connection with the 1994 Acquisition, the Company retired the Predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Prior Credit Agreement"). Mortgage notes (the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Successor. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, The Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement" )to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes or Regent Note on these properties. During fiscal year 1996, the Company has paid $1,150,000 of interest and $1,184,000 of principal on the term loan under the Credit Agreement.

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

In addition to the Credit Agreement, the Company financed the 1994
Acquisition with $34 million of 14 1/2% Senior Subordinated Notes due
December 15, 2004 (the "Notes"). Interest on the Notes is payable semiannually on June 15 and December 15 of each year. The Notes are subordinated to all existing and future senior indebtedness of the Company. The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants and financial covenants similar to the Credit Agreement.

The Company entered into three amendments to the Prior Credit Agreement during 1995 and 1996 and two amendments to the Indenture, including an amendment in connection with the Shore Stop Acquisition , during 1995 and 1996, which, among other things, revised certain financial covenants contained therein. The Company is in compliance with such agreements as amended.

Note G--Related Party Transactions

A quarterly management and consulting fee and expense reimbursements are paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $50,000 of management and consulting fees from July 1, 1996 through September 30, 1996.

Note H--Seasonality of Revenue and Cost of Goods Sold

The Company's heating oil sales volume is highly seasonal. Sales volume of motor fuels is also seasonal, although it varies less than heating oil on a month to month basis. The seasonality affects both revenue and cost of goods sold; therefore, interim results are not indicative of the estimated results for a full year.

Note I--Environmental Regulations

Management believes that the environmental reserve is sufficient to cover all known liabilities under which it is probable that the Company will be obligated to undertake remediation. Management's assessment of the environmental liability is based, in part, on two comprehensive environmental studies by independent environmental consultants that were completed during fiscal year 1995 and fiscal year 1996. Management is not aware of any additional significant environmental exposures since the completion of the fiscal year 1996 study.

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

Note J--Subsidiaries, Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and, collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King, Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of September 30, 1996 and June 30, 1996, the combined condensed statements of operations and cash flows for the periods July 1, 1996 through September 30, 1996 and the statement of changes in shareholders equity from June 30, 1994 to September 30, 1996.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                       COMBINED CONDENSED BALANCE SHEETS


                                             --------------      --------------
                                              SEPTEMBER 30           JUNE 30
ASSETS:                                           1996                1996
                                             --------------      --------------

   Current assets                           $    8,305,318      $    5,215,700
   Due from Parents                              1,674,352                ----
   Net property, plant and equipment            18,284,796          13,500,023
   Net intangibles                              23,614,954          12,496,263
   Other                                         2,395,071             566,783
                                             --------------      --------------
                                            $   54,274,491      $   31,778,769
                                             --------------      --------------
                                             --------------      --------------

LIABILITIES AND SHAREHOLDER'S EQUITY:
   Current liabilities                      $   12,636,303      $    5,940,506
   Due to Parents                                     ----           5,335,763
   Long-term debt, less current portion         36,146,817          15,143,539
   Other liabilities                             1,445,978           1,555,511
   Shareholder's equity                          4,045,393           3,803,450
                                             --------------      --------------
                                            $   54,274,491      $   31,778,769
                                             --------------      --------------
                                             --------------      --------------



     CARL KING, INC., FREDERICK TERMINALS, INC., And SHORE STOP CORPORATION
                       COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                             --------------      --------------
                                              JUL 1, 1996 -       JUL 1, 1995 -
                                              SEP 30, 1996        SEP 30, 1995
                                             --------------      --------------

Total sales                                 $   46,945,085      $   25,354,067

Cost of sales                                   39,367,135          21,793,019
                                             --------------      --------------

   GROSS PROFIT                                  7,577,950           3,561,048

Selling, general, and administrative
   expenses                                      4,980,487           2,038,326
Depreciation expense                               940,174             690,987
Amortization expense                               513,959             185,754
                                             --------------      --------------

   OPERATING INCOME                              1,143,330             645,981

   Interest expense                                978,655             571,291

   Other income                                    280,154              85,310
                                             --------------      --------------

   INCOME BEFORE INCOME TAX                        444,829             160,000

   Income tax expense                              202,886              62,843
                                             --------------      --------------

   NET INCOME                               $      241,943      $       97,157
                                             --------------      --------------
                                             --------------      --------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                        Investment   Retained      Total
                                            By       Earnings   Shareholder's
                                          Parent     (Deficit)     Equity
                                        ----------   ---------  -------------

 BALANCE JUNE 30, 1994                   5,792,610    2,031,209   7,823,819

Net income                                      -       375,524     375,524
                                        ----------   ---------  -------------

 BALANCE DECEMBER 15, 1994               5,792,610    2,406,733   8,199,343

Stock Redemption                                -    (2,406,733) (2,406,733)
                                        ----------   ---------  -------------

 BALANCE DECEMBER 16, 1994               5,792,610           -    5,792,610
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


 SUCCESSOR
                                                     (1,051,191) (1,051,191)
                                        ----------   ---------  -------------

Net loss                                        -            -           -

 BALANCE JUNE 30, 1995                   5,792,610   (1,051,191)  4,741,419

Net income                                      -      (937,969)   (937,969)
                                        ----------   ---------  -------------

 BALANCE JUNE 30, 1996                  $5,792,610  ($1,989,160) $3,803,450

Net income                                      -       241,943     241,943

 SEPTEMBER 30, 1996                     $5,792,610  ($1,747,217) $4,045,393
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
             COMBINED CONDENSED STATEMENTS OF CASH FLOWS


                                        -----------------   -----------------
                                          JUL 1, 1996 -       JUL 1, 1995 -
                                          SEP 30, 1996        SEP 30, 1996
                                        -----------------   -----------------

Operating activities                         ($2,317,550)            $363,466

Investment activities                        (19,302,422)            (130,246)

Financing activities                          21,485,432             (233,220)
                                        -----------------    -----------------

    Increase (decrease) in cash                 (134,540)                  -

Cash at beginning of year                        953,234                   -
                                        -----------------    -----------------

Cash at end of year                             $818,694                   -
                                        -----------------    -----------------
                                        -----------------    -----------------

                  Griffith Consumers Company and Subsidiaries
                               September 30, 1996

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

In December 1994, Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, acquired all of the 2,360,000 outstanding shares of common stock of Griffith Consumers Company, a Maryland corporation ("Griffith Maryland" and together with its consolidated subsidiaries, "Predecessor"), the predecessor to Griffith. Pursuant to a merger agreement, ABC Acquisition Corp., a Maryland corporation ("ABC") and a wholly-owned subsidiary of GHI, merged with and into Griffith Maryland. As a result of the merger, Griffith Maryland became a wholly-owned subsidiary of GHI (the "1994 Acquisition"). Immediately thereafter, Griffith Maryland merged with and into Griffith with Griffith as the surviving corporation.

On July 11, 1996, the Company, through its wholly-owned subsidiary  Shore
Stop Corporation, acquired certain assets used in the operations of a chain of 49 convenience stores and retail gasoline stations within the states of Maryland , Delaware, and Virginia, under the "Shore Stop" trade name and a dealer petroleum sales business supplying 31 dealers from two facilities located in Virginia and Maryland (the "Shore Stop Operations") from Regent Investments, Inc., Delaware Investments, Inc. And Mid-Atlantic Investments, Inc., each a Virginia corporation (the "Shore Stop Acquisition"). The Company intends to continue using the acquired assets as convenience stores and dealer petroleum sales business, respectively. The Company paid the sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note secured by first priority mortgages or deeds of trust on certain stores and assumed $350,000 of debt. As a result of the Shore Stop Acquisition, the financial statements for the three months ended September 30, 1996 are not directly comparable to the consolidated financial statements of the Company for the three month period ended September 30, 1995. The following discussion should be read in connection with the historical financial information included in the consolidated financial statements of the Company.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30 OF 1996 VERSUS 1995

References to particular years unless otherwise indicated are references to the first quarter of the fiscal year for the year end indicated.

The net loss for 1997 was $2,690,000, compared to net loss of $2,724,000 for the same period in 1996 for the reasons outlined below.

Total sales increased by $22,382,000 or 59% to $60,542,000 for 1997, from $38,160,000 during 1996. Sales increased primarily as a result of the acquisition of Shore Stop Operations as well as increased revenue from the sale of off road motor fuels.

Cost of sales for 1997 was $49,998,000, an increase of $18,665,000, or 60%, from 1996. The increase in cost of sales was primarily due to the Shore Stop Operations as well as increased costs of sales attributable to the increase in off road motor fuels.

Gross profit for 1997 was $10,544,000, an increase of $3,717,000, or 54%, from 1996. The increase was primarily due to the Shore Stop Operations and increased profits from the sale of off road motor fuels.

Selling, general and administrative expenses ("SG&A") were $9,368,000, an increase of $3,042,000, or 48%, compared to 1996. The increase was due primarily to operating costs related to the Shore Stop Operations.

Depreciation expense for 1997 was $1,292,000, an increase of $282,000, or 28%, from 1996. Amortization expense for 1997 increased by $185,000, or 11%, to $1,942,000 in 1997. The increases were primarily related to the additional depreciation and amortization on the fixed assets and intangible assets respectively, resulting from the Shore Stop Acquisition.

Depreciation increased, additionally, from capital expenditures made in the previous twelve months.

Other income for 1997 was $445,000, an increase of $254,000 or 133%, from $191,000 in 1996. This increase is primarily related to other income from Shore Stop operations.

FINANCIAL CONDITION

Substantially all of the line items of the financial statements have increased from June 30, 1996 because of the Shore Stop Acquisition. The following discussion will focus on increases or decreases unrelated to the Shore Stop Acquisition and items which require further explanation.

Accounts receivables decreased $1,975,000, or 17%, to $9,838,000 from $11,813,000 at June 30. The decrease is attributable to the seasonal nature of the business and the large balance at June 30, 1996 due to the cold weather of 1996, partially offset by the addition of receivables from the Shore Stop acquisition.

Refundable income taxes increased $1,276,000 from a payable of $73,000 to a refund due of $1,203,000 due to the income tax benefit related to the the first quarter loss.

Deferred income taxes decreased $402,000, or 5%, from $7,994,000 to $7,592,000 because of the amortization of intangible assets relating to the 1994 Acquisition.

Deferred revenue increased by $1,408,000, or 57%, due to an increase in the prepaid balances of the Company's residential customers on the budget plan. As a result of the budget plan, most budget plan customers have a prepaid balance for the first quarter of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

Net cash provided by operating activities was $3,910,000 for the three months ended September 30, 1996 compared to $2,600,000 of net cash provided by operating activities for the three months ended September 30, 1995, an increase of $1,310,000. The increase is due primarily to increased cash flow from the Shore Stop operations and collection of accounts receivables.

Net cash used in investing activities increased by $19,236,000 from

$276,000 for the three months ended September 30, 1995 to $19,512,000 for the three months September 30, 1996. The increase was primarily the result of the Shore Stop Acquisition which occurred in 1996.

Net cash provided by financing activities increased $20,106,000 to $18,024,000 for the three months ended September 30, 1996. The increase was primarily the result of the financing of the Shore Stop Acquisition in 1996.

The Company believes that cash flow from operating activities, cash on hand and periodic borrowings, if necessary, will be adequate to meet its operating cash requirements for the foreseeable future. In addition to its existing working capital facilities, the Company may enter into additional financing facilities to fund future acquisitions and for other purposes, to the extent such facilities are permitted under the terms of the Indenture (the "Indenture") governing the Company's 14 1/2% senior Subordinated Notes due December 15,2004 (the "Notes") and the Company's then existing credit agreement.

As of July 8, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Prior Credit Agreement"; and as amended and restated , the "Credit Agreement") to, among other things, increase the revolving credit facility thereunder from $12,000,000 to $13,000,000 and the term loan thereunder from $34,450,000 to
$54,450,000. The Credit Agreement had previously been most recently amended on January 5, 1996, to, among other things, increase the amount of the revolving credit facility provided thereunder from $12,000,000 to $16,000,000 during the period from January 5, 1996 through March 31, 1996 . Such increase was necessitated by significant increased demand for heating oil caused by colder than normal temperatures , which increased the Company's accounts receivable.

In 1996, the Company's peak usage of the revolving credit facility was approximately $10,800,000. At October 31, 1996, there was $0 outstanding with respect to the revolving credit facility . The revolving portion of the Credit Agreement expires in 1998 and the Company may be required to replace the the revolving portion at such time.

Prior to the January 1996 amendment to the Prior Credit Agreement, the Company entered into two amendments to the Credit Agreement and one amendment to the Indenture that revised certain of the definitions and/or certain financial covenants contained therein. The Company is in compliance with the financial covenants contained in such agreements as amended, as of the date hereof.

The Company purchases petroleum products as necessary to meet the delivery demands of its customers on a short-term basis. Thus, the Company carries relatively small amounts of petroleum in inventory.

                  Griffith Consumers Company and Subsidiaries
                              September 30, 1996

                          PART II.  OTHER INFORMATION

1.  Legal Proceedings
         None

2.  Changes in Securities
         None

3.  Defaults upon Senior Securities
         None

4.  Submission of Matters to a Vote of Security Holders
         None

5.  Other Information
         None

6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
               Exhibit 27 Financial Data Schedule

         (b) Reports on Form 8-K
               Current Report on Form 8-K filed by Griffith Consumers Company, Carl King, Inc., and Frederick Terminals, Inc. On September 26, 1996, is incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 1996.

GRIFFITH CONSUMERS COMPANY
     Registrant

/S/ Raymond R. McKenzie, Jr.
---------------------------
Raymond R. McKenzie, Jr., Vice President Finance (Authorized Officer and Principal Financial Officer)

CARL KING, INC.
     Registrant

/S/ Raymond R. McKenzie, Jr.
---------------------------
Raymond R. McKenzie, Jr., Vice President (Authorized Officer and Principal Financial Officer)

 FREDERICK TERMINALS, INC.
      Registrant

/S/ Raymond R. McKenzie, Jr.
---------------------------
Raymond R. McKenzie, Jr., Secretary (Authorized Officer and Principal Financial Officer)