Form 10-Q
period 1996-12-31
GRIFFITH CONSUMERS CO /DE/
filed 1997-02-14
CIK 935814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1996          Commission File Number 33-88526

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


As of February 14, 1997, the Issuers had the following number of shares of common stock outstanding:

                    Griffith Consumers Company : 1,000 shares
                    Carl King, Inc.            : 1,000 shares
                    Frederick Terminals, Inc.  : 500 shares

                   Griffith Consumers Company and Subsidiaries
                                December 31, 1996

                                      Index

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                A.  Consolidated Balance Sheets December 31,
                    1996 and June 30, 1996                                 3 - 4

                B.  Consolidated Statements of Operations
                    Three months and six months ended
                    December 31, 1996 and 1995                             5 - 6

                C.  Consolidated Statements of Changes in
                    Shareholder's Equity                                       7

                D.  Consolidated Statements of Cash Flows
                    Six months ended December 31, 1996 and
                    1995                                                       8

                E.  Notes to Consolidated Financial
                    Statements                                            9 - 16

          Item 2. Management's Discussion and Analysis                   17 - 22

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                           23

          Item 2. Changes in Securities                                       23

          Item 3. Defaults upon Senior Securities                             23

          Item 4. Submission of Matters to a Vote of Security Holders         23

          Item 5. Other Information                                           23

          Item 6. Exhibits and Reports on Form 8-K                            23

Signatures                                                                    24

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,         JUNE 30,
ASSETS:                                             1996                1996
--------------------------------------------------------------------------------
CURRENT ASSETS

   CASH                                          $ 1,633,375       $  1,687,443
   ACCOUNTS AND NOTES RECEIVABLE,
        LESS ALLOWANCE FOR BAD DEBTS              15,901,092         11,813,211
   PETROLEUM PRODUCTS INVENTORY                    2,302,314          1,228,347
   REPAIR PARTS AND SUPPLIES INVENTORY             3,511,123          1,662,048
   PREPAID EXPENSES AND OTHER                      1,752,268          1,320,055
   REFUNDABLE INCOME TAXES                         1,566,049               --
                                                ------------       ------------
TOTAL CURRENT ASSETS                              26,666,221         17,711,104

PROPERTY, PLANT AND EQUIPMENT

   LAND                                          $ 5,612,870       $  5,533,870
   BUILDINGS                                       3,343,624          1,844,358
   MACHINERY AND EQUIPMENT                        21,535,743         16,152,930
                                                ------------       ------------
                                                  30,492,237         23,531,158
   LESS: ALLOWANCE FOR DEPRECIATION                8,488,131          6,019,263
                                                ------------       ------------
                                                  22,004,106         17,511,895
INTANGIBLES - NOTE C

   CUSTOMER AND SERVICE ACCOUNTS                  39,842,186         37,063,186
   COVENANTS NOT TO COMPETE                        3,286,824          2,936,824
   GOODWILL                                       48,147,347         39,000,867
   OTHER INTANGIBLES                                 836,344            836,344
                                                ------------       ------------
                                                  92,112,701         79,837,221
   LESS: ALLOWANCE FOR AMORTIZATION               15,045,762         11,304,362
                                                ------------       ------------
                                                  77,066,939         68,532,859
LONG-TERM NOTES RECEIVABLE                           945,394          1,054,816
DEFERRED DEBT COSTS & OTHER                        4,604,087          3,759,756
                                                ------------       ------------
TOTAL ASSETS                                    $131,286,747       $108,570,430
                                                ============       ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,      JUNE 30,
LIABILITIES AND SHAREHOLDER'S EQUITY:                   1996           1996
--------------------------------------------------------------------------------
CURRENT LIABILITIES:

   ACCOUNTS PAYABLE                               $  10,627,510   $   7,581,065
   ACCRUED EXPENSES                                   3,405,542       3,560,374
   DEFERRED REVENUE                                   2,955,087       2,471,880
   INCOME TAXES PAYABLE                                    --            73,103
   OTHER TAXES PAYABLE                                1,021,816         198,517
   CURRENT PORTION OF LONG-TERM DEBT-NOTE  F          4,730,893       4,240,893
                                                  -------------   -------------
TOTAL CURRENT LIABILITIES                            22,740,848      18,125,832

LONG-TERM DEBT, LESS CURRENT PORTION-NOTE  F         88,378,319      65,350,995
DEFERRED INCOME TAXES                                 7,189,189       7,993,849
POST-RETIREMENT EMPLOYEE BENEFITS
       AND OTHER                                      1,541,330       1,541,330
                                                  -------------   -------------
TOTAL LIABILITIES                                   119,849,686      93,012,006

SHAREHOLDER'S EQUITY

   COMMON STOCK, par value $.01 per share,
         100 shares, authorized, issued and
         outstanding                                          1               1
   ADDITIONAL PAID-IN CAPITAL                        20,691,323      20,691,323
   RETAINED DEFICIT                                  (9,254,263)     (5,132,900)
                                                  -------------   -------------
TOTAL SHAREHOLDER'S EQUITY                           11,437,061      15,558,424
                                                  -------------   -------------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY                            $ 131,286,747   $ 108,570,430
                                                  =============   =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  -------------   -------------
                                                  OCT 1, 1996 -   OCT 1, 1995 -
                                                  DEC 31, 1996    DEC 31, 1995
                                                  -------------   -------------
SALES FROM PETROLEUM PRODUCTS                     $  62,719,576   $  45,310,147
SERVICE, EQUIPMENT, AND OTHER SALES                  11,905,908       5,057,709
                                                  -------------   -------------
     TOTAL SALES                                     74,625,484      50,367,856
COST OF SALES                                        60,001,084      38,538,499
                                                  -------------   -------------
     GROSS PROFIT                                    14,624,400      11,829,357
SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES                                       11,278,632       7,389,545
DEPRECIATION EXPENSE                                  1,284,180       1,000,111
AMORTIZATION EXPENSE                                  1,947,899       1,626,509
                                                  -------------   -------------
     OPERATING PROFIT                                   113,689       1,813,192
       INTEREST EXPENSE                               2,693,786       2,326,295
       OTHER INCOME                                     382,495         111,970
                                                  -------------   -------------
      LOSS BEFORE INCOME TAX                         (2,197,602)       (401,133)
       INCOME TAX BENEFIT                              (765,777)       (194,771)
                                                  -------------   -------------
      NET LOSS                                    $  (1,431,825)  $    (206,362)
                                                  =============   =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  -------------   -------------
                                                  JUL 1, 1996 -   JUL 1, 1995 -
                                                  DEC 31, 1996    DEC 31, 1995
                                                  -------------   -------------
SALES FROM PETROLEUM PRODUCTS                     $ 110,722,953   $  78,180,762
SERVICE, EQUIPMENT, AND OTHER SALES                  24,444,065      10,346,626
                                                  -------------   -------------
     TOTAL SALES                                    135,167,018      88,527,388
COST OF SALES                                       109,998,891      69,871,383
                                                  -------------   -------------
     GROSS PROFIT                                    25,168,127      18,656,005
SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES                                       20,647,089      13,715,626
DEPRECIATION EXPENSE                                  2,576,462       2,009,994
AMORTIZATION EXPENSE                                  3,890,383       3,383,844
                                                  -------------   -------------
     OPERATING LOSS                                  (1,945,807)       (453,459)
       INTEREST EXPENSE                               5,282,234       4,666,783
       OTHER INCOME                                     827,410         303,311
                                                  -------------   -------------
      LOSS BEFORE INCOME TAX                         (6,400,631)     (4,816,931)
       INCOME TAX BENEFIT                            (2,279,268)     (1,886,776)
                                                  -------------   -------------
      NET LOSS                                    $  (4,121,363)  $  (2,930,155)
                                                  =============   =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                     Additional    Retained       Total
                                           Common     Paid-In      Earnings    Shareholder's
                                 Shares     Stock     Capital      (Deficit)      Equity
                            ----------  -----------  -----------  ------------  ------------
Balance June 30, 1995              100            1   20,691,323   (1,467,768)   19,223,556

Net Loss                            --           --           --   (3,665,132)   (3,665,132)
                            ----------  -----------  -----------  ------------  ------------

Balance June 30, 1996              100            1   20,691,323   (5,132,900)   15,558,424

Net Loss                            --           --           --   (4,121,363)   (4,121,363)

Balance December 31, 1996          100            1   20,691,323   (9,254,263)   11,437,061
============================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       -----------------     -----------------
                                                                         July 1, 1996          July 1, 1995
                                                                            through               through
                                                                       December 31, 1996     December 31, 1995
                                                                       -----------------     -----------------
Operating activities
     Net loss                                                           $ (4,121,363)           $ (2,930,155)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
           Depreciation                                                    2,576,462               2,009,994
           Amortization                                                    3,890,383               3,383,844
           Provision for bad debts                                           143,514                 143,000
           Amortization of bond discount                                      91,054                  91,053
           Gain on sale of property, plant, equipment, and intangibles       (86,523)                (93,726)
           Changes in operating assets and liabilities
              Net of effects of change in working capital:
                 Accounts and notes receivable                            (4,121,973)             (8,273,747)
                 Inventory                                                (2,923,042)                 (6,748)
                 Prepaid  expenses and other                                (218,213)                 91,662
                 Refundable Income taxes, net                             (1,639,152)               (257,995)
                 Other assets                                                826,207                (435,689)
                 Accounts payable                                          3,046,445               4,139,636
                 Accrued expenses                                           (154,832)                 53,860
                 Deferred revenue                                            483,207                 (72,618)
                 Other liabilities                                            18,638                (325,467)
                                                                        ------------            ------------
   Net cash used in operating activities                                  (2,189,188)             (2,483,096)

Investing activities
     Purchases of property, plant, and equipment                          (1,263,931)             (1,143,266)
     Purchases of intangible assets                                             --                      --
     Proceeds from sale of property, plant, and equipment,
          and intangible assets                                              329,938                 587,789
     Acquisition of business:
          Property, plant, and equipment                                  (6,048,157)                   --
          Intangibles                                                    (12,259,000)                   --
     Acquisition costs                                                    (2,050,000)                   --
                                                                        ------------            ------------
    Net cash used in investing activities                                (21,291,150)               (555,477)

Financing activities
     Proceeds from line of credit                                          4,000,000               5,500,000
     Proceeds from term loans                                             21,850,000                    --
     Payments on long-term debt                                           (2,423,730)             (1,850,000)
                                                                        ------------            ------------
    Net cash provided by financing activities                             23,426,270               3,650,000
                                                                        ------------            ------------

    (Decrease) Increase in cash                                              (54,068)                611,427
Cash at beginning of period                                                1,687,443                 803,085
                                                                        ------------            ------------
Cash at end of period                                                   $  1,633,375            $  1,414,512
                                                                        ============            ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Griffith Consumers Company And Subsidiaries
                                December 31, 1996

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

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company intends to continue using the acquired assets as convenience stores, retail gas stations and a dealer petroleum sales business, respectively. The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores and assumed $350,000 of debt. The acquisition was financed through an amendment and restatement of the Company's then existing credit agreement. See Note F - Debt.

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

Operating results for the six months ended December 31, 1996 do not necessarily indicate the results that may be expected for the fiscal year ending June 30, 1997. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1996.

Note C--Significant Accounting Policies

Intangible Assets: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other intangibles are amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill was amortized over a period of fifteen years for the Company before the 1994 Acquisition (the "Predecessor") and is amortized over a thirty year period for the Company after the 1994 Acquisition (the "Successor"). All intangible assets are amortized using the straight-line method. The Company evaluates the potential impairment of intangibles and other longlived assets by comparing the related discounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

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

Note D--1996 Acquisitions--Allocation of Purchase Price

In addition to the Shore Stop Acquisition, the Company acquired certain assets of various retail heating oil companies and gasoline stations. These acquisitions and the Shore Stop Acquisition were accounted for as purchase transactions and, therefore, the financial statements include the results of operations of the acquired assets from their acquisition dates. The cost of the acquisitions consummated during the six months ended December 31, 1996 were allocated as follows:


                                               Six Months Ended
                                                 December 31,
                                           ----------------------
                                               1996       1995
                                           ----------------------
               Land                        $   170,000       --
               Fixed assets                  5,878,157
                 Customer and service
                    accounts                 2,779,000       --

                 Covenants not to compete      350,000       --
                 Goodwill                    9,130,000       --
                                           -----------  ---------
                                            18,307,157  $    --
                                           ===========  =========
               Number of Acquisitions                9          0

Note E--Shore Stop Acquisition--Unaudited Pro Forma

The following condensed presentation of unaudited pro forma information was prepared to illustrate the estimated effects of the Shore Stop Acquisition on the Company with the assumption that the Shore Stop Acquisition occurred at July 1, 1995:


                                 (000's)
                               Unaudited
                            Six Months Ended
                              December 31,
                       ------------------------
                          1996          1995
                       ------------------------
        Total Sales    $138,036      $ 132,821
        Net Loss         (4,117)        (1,095)

Note F  -- Debt

In connection with the 1994 Acquisition, the Company retired the Predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Prior Credit Agreement"). Mortgage notes (the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Successor. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, the Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement" ) to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes and Regent Note on these properties. As of December 31, 1996, the amount of the revolving credit facility borrowings outstanding was $6,600,000. During fiscal year 1997, the Company has paid $2,381,000 of interest and $2,300,000 of principal on the term loan under the Credit Agreement.

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

The Company entered into four amendments to the Prior Credit Agreement during 1995 and 1996, two amendments to the Indenture, including an amendment in connection with the Shore Stop Acquisition during 1995 and 1996, and an amendment to the Credit Agreement in 1996, which, among other things, revised certain financial covenants contained therein. The Company is in compliance with the Indenture and the Credit Agreement as amended.

Note G--Related Party Transactions

A management and consulting fee and expense reimbursements are paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $75,000 of management and consulting fees quarterly for a total of $150,000 for the first six months of fiscal years 1995 and 1996.

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

Note J--Subsidiaries, Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and, collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King,

Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of December 31, 1996 and June 30, 1996, the combined condensed statements of operations and cash flows for the periods July 1, 1996 through December 31, 1996 and the statement of changes in shareholder's equity from June 30, 1994 to December 31, 1996.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                        COMBINED CONDENSED BALANCE SHEETS

                                                  -------------   -------------
                                                   December 31        June 30
        ASSETS:                                        1996            1996
                                                  -------------   -------------
        Current assets                            $   8,854,606   $   5,215,700
        Net property, plant and equipment            18,033,739      13,500,023
        Net intangibles                              23,761,843      12,496,263
        Other                                         2,453,080         566,783
                                                  -------------   -------------
                                                  $  53,103,268   $  31,778,769
                                                  =============   =============
Liabilities and Shareholder's Equity:
        Current liabilities                       $   9,797,938   $   5,940,506
        Due to Parents                                3,101,019       5,335,763
        Long-term debt, less current portion         35,824,472      15,143,539
        Other liabilities                             1,336,445       1,555,511
        Shareholder's equity                          3,043,394       3,803,450
                                                  -------------   -------------
                                                  $  53,103,268   $  31,778,769
                                                  =============   =============

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                  -------------   -------------
                                                  Jul 1, 1996 -   Jul 1, 1995 -
                                                  Dec 31, 1996    Dec 31, 1995
                                                  -------------   -------------
Total sales                                       $  91,229,827   $  47,970,969
Cost of sales                                        77,409,674      41,239,400
                                                  -------------   -------------
        Gross profit                                 13,820,153       6,731,569
Selling, general, and administrative
        expenses                                     10,565,527       4,091,441
Depreciation expense                                  1,864,835       1,402,427
Amortization expense                                  1,070,876         418,607
                                                  -------------   -------------
        Operating income                                318,915         819,094
        Interest expense                              2,049,774       1,143,914
        Other income                                    514,150         261,925
                                                  -------------   -------------
        Loss before income tax benefit               (1,216,709)        (62,895)
        Income tax benefit                             (456,653)        (21,245)
                                                  -------------   -------------
        Net loss                                  $    (760,056)  $     (41,650)
                                                  =============   =============

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                     Investment     Retained         Total
                                         By         Earnings      Shareholder's
                                       Parent       (Deficit)        Equity
                                     ------------------------------------------
 Balance June 30, 1995                5,792,610    (1,051,191)     4,741,419
Net loss                                   --        (937,969)      (937,969)
                                     ----------   -----------    -----------
 Balance June 30, 1996               $5,792,610   ($1,989,160)   $ 3,803,450
Net loss                                   --        (760,056)      (760,056)
 December 31, 1996                   $5,792,610   ($2,749,216)   $ 3,043,394
                                     ==========   ===========    ===========

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                    -------------     -------------
                                    Jul 1, 1996 -     Jul 1, 1995 -
                                    Dec 31, 1996      Dec 31, 1995
                                    -------------     -------------
Operating activities                ($   765,491)      $ 459,644
Investment activities                (20,708,002)          6,960
Financing activities                  21,134,000        (466,604)
                                    ------------       ---------
        Decrease in cash                (339,493)           --
Cash at beginning of year                953,234            --
                                    ------------       ---------
Cash at end of year                 $    613,741            --
                                    ============       =========

                  Griffith Consumers Company and Subsidiaries
                                December 31, 1996
                    Management's Discussion and Analysis of
                Financial Conditions and Results of Operations

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

On July 11, 1996, the Company, through its wholly-owned subsidiary Shore Stop Corporation, acquired (the "Shore Stop Acquisition") certain assets used in the operations of a chain of 49 convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia, under the "Shore Stop" trade name and a dealer petroleum sales business supplying 31 dealers from two facilities located in Virginia and Maryland (the "Shore Stop Operations") from Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company intends to continue using the acquired assets as convenience stores and a dealer petroleum sales business. The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note secured by first priority mortgages or deeds of trust on certain stores, and assumed $350,000 of debt. As a result of the Shore Stop Acquisition, the financial statements for the six months ended December 31, 1996 are not directly comparable to the consolidated financial statements of the Company for the six month period ended December 31, 1995. The following discussion should be read in connection with the historical financial information included in the consolidated financial statements of the Company.

Results of Operations for Three Months Ended December 31 of 1996
Versus 1995

References to particular years unless otherwise indicated are references to the second quarter of the fiscal year for the year end indicated.

The net loss for 1997 was $1,432,000, compared to a net loss of $206,000 for the same period in 1996 for the reasons outlined below.

Total sales increased by $24,257,000 or 48% to $74,625,000 for 1997, from $50,368,000 during 1996. Sales increased primarily as a result of the acquisition of Shore Stop Operations as well as 28% and 16% increases in the sales price per gallon of heating oil and motor fuels, respectively. The increase, however, was partially offset by a 20% decrease in heating oil volume.

Cost of sales for 1997 was $60,001,000, an increase of $21,463,000, or 56%, from 1996. The increase in cost of sales was primarily due to the Shore Stop Operations as well as 30% and 21% increases in heating oil and motor fuel costs per gallon, respectively.

Gross profit for 1997 was $14,624,000, an increase of $2,795,000, or 24%, from 1996. The increase was primarily due to the Shore Stop Operations. The increase was reduced by lower gross profits from the existing operations of Griffith and Carl King.

Selling, general and administrative expenses ("SG&A") were $11,279,000, an increase of $3,889,000, or 53%, compared to 1996. The increase was due primarily to operating costs related to the Shore Stop Operations.

Depreciation expense for 1997 was $1,284,000, an increase of $284,000, or 28%, from 1996. Amortization expense for 1997 increased by $321,000, or 20%, to $1,948,000 in 1997. The increases were primarily related to the additional depreciation and amortization on the fixed assets and intangible assets respectively, resulting from the Shore Stop Acquisition. Additionally, depreciation increased from capital expenditures made in the previous twelve months.

Interest expense increased 16%, to $2,694,000. The increase is primarily related to interest related to the debt used to fund the Shore Stop Acquisition.

Other income for 1997 was $382,000, an increase of $270,000 or 241%, from $112,000 in 1996. This increase is primarily related to other income from Shore Stop Operations.

Results of Operations for Six Months Ended December 31 of 1996 Versus 1995

References to particular years unless otherwise indicated are references to the first six months of the fiscal year for the year end indicated.

The net loss for 1997 was $4,121,000, compared to a net loss of $2,930,000 for the same period in 1996 for the reasons outlined below.

Total sales increased by $46,640,000 or 53% to $135,167,000 for 1997, from $88,527,000 during 1996. Sales increased primarily as a result of the acquisition of Shore Stop Operations as well as 26% and 11% increases in the sales price per gallon of heating oil and motor fuels, respectively. The increase, however, was partially offset by a 19% decrease in heating oil volume.

Cost of sales for 1997 was $109,999,000, an increase of $40,128,000, or 57%, from 1996. The increase in cost of sales was primarily due to the Shore Stop Operations as well as 29% and 14% increases in heating oil and motor fuel costs per gallon, respectively.

Gross profit for 1997 was $25,168,000, an increase of $6,512,000, or 35%, from 1996. The increase was primarily due to the Shore Stop Operations. The increase was partially offset by lower gross profits at the existing operations of Griffith and Carl King.

Selling, general and administrative expenses ("SG&A") were $20,647,000, an increase of $6,931,000, or 51%, compared to 1996. The increase was due primarily to operating costs related to the Shore Stop Operations.

Depreciation expense for 1997 was $2,576,000, an increase of $566,000, or 28%, from 1996. Amortization expense for 1997 increased by $507,000, or 15%, to $3,890,000 in 1997. The increases were primarily related to the additional depreciation and amortization on the fixed assets and intangible assets respectively, resulting from the Shore Stop Acquisition. Depreciation increased, additionally, from capital expenditures made in the previous twelve months.

Interest expense increased 13%, to $5,282,000. The increase is primarily related to interest related to the debt used to fund the Shore Stop Acquisition.

Other income for 1997 was $827,000, an increase of $524,000 or 173%, from $303,000 in 1996. This increase is primarily related to other income from Shore Stop Operations.

Financial Condition

Substantially all of the line items of the financial statements have increased from June 30, 1996 because of the Shore Stop Acquisition. The following discussion will focus on increases or decreases unrelated to the Shore Stop Acquisition and items which require further explanation.

Accounts receivables increased $4,088,000, or 35%, to $15,902,000 from June 30. The increase is due to the seasonal nature of the business. Generally, at fiscal year end, the accounts receivable balance is at a low point for the year and increases during the second quarter of the year.

Refundable income taxes increased $1,639,000 from a payable of $73,000 to a refund due of $1,566,000 due to the income tax benefit related to the loss for the first six months of fiscal year 1997.

Accrued expenses decreased by $155,000 to $3,406,000. The decrease is related to accrued payroll and expenditures incurred at year end relating to the Shore Stop Acquisition.

Deferred income taxes decreased $805,000, or 10%, from $7,994,000 to $7,189,000 related primarily to the amortization of intangible assets relating to the 1994 Acquisition.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

Net cash used in operating activities was $2,189,000 for the six months ended December 31, 1996 compared to $2,483,000 of net cash used in operating activities for the six months ended December 31, 1995, a decrease of $294,000. The decrease is due primarily to increased cash flow resulting from the Shore Stop Operations and a less significant decrease in net assets, partially offset by a decrease in cash flow from the existing operations of the Company during the six months ended December 31, 1996.

Net cash used in investing activities increased by $20,736,000 from $555,000 for the six months ended December 31, 1995 to $21,291,000 for the six months December 31, 1996. The increase was primarily the result of the Shore Stop Acquisition which occurred in 1996.

Net cash provided by financing activities increased $19,776,000 to $23,426,000 for the six months ended December 31, 1996. The increase was primarily the result of the financing of the Shore Stop Acquisition in 1996.


The Company believes that cash flow from operating activities, cash on hand and periodic borrowings, if necessary, will be adequate to meet its operating cash requirements for the foreseeable future. In addition to its existing working capital facilities, the Company may enter into additional financing facilities to fund future acquisitions and for other purposes, to the extent such facilities are permitted under the terms of the Indenture (the "Indenture") governing the Company's 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes") and the Company's then existing credit agreement.

As of July 8, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Prior Credit Agreement"; and as amended and restated, the "Credit Agreement") to, among other things, increase the revolving credit facility thereunder from $12,000,000 to $13,000,000 and the term loan thereunder from $34,450,000 to $54,450,000. The
Credit Agreement was amended by an amendment dated as of December 31, 1996 to, among other things, increase the amount of the revolving credit facility provided thereunder from $13,000,000 to $16,000,000 during the period from February 12, 1997 through March 31,1997 and to revise certain financial covenants contained therein. The Company is in compliance with the financial covenants contained in the Capital Agreement, as amended, as of the date hereof.

In 1996, the Company's peak usage of the revolving credit facility was approximately $10,800,000. At January 31, 1997, there was $5,500,000 outstanding with respect to the revolving credit facility. The revolving portion of the Credit Agreement expires in 1999 and the Company may be required to replace the revolving portion at such time.

Prior to the July 1996 amendment and restatement of the Prior Credit Agreement, the Company entered into three amendments to the Prior Credit Agreement and, during 1995 and 1996, entered into two amendments to the Indenture that revised certain of the definitions and/or certain financial covenants contained therein. The Company is in compliance with the financial covenants contained in the Indenture, as amended, as of the date hereof.

The Company purchases petroleum products as necessary to meet the delivery demands of its customers on a short-term basis. Thus, the Company carries relatively small amounts of petroleum in inventory.

                   Griffith Consumers Company and Subsidiaries
                                December 31, 1996

                           PART II. OTHER INFORMATION

1.    Legal Proceedings
            None

2.    Changes in Securities
            None

3.    Defaults upon Senior Securities
            None

4.    Submission of Matters to a Vote of Security Holders
            None

5.    Other Information
            None

6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

     4.20 First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 31, 1996, by and among Griffith Consumers Company, Carl King, Inc., The First National Bank of Boston, The Travelers Insurance Company, The Travelers Indemnity Company, Senior Debt Portfolio, Riggs Bank, N.A., and the First National Bank of Boston as Agent.

     (b) Report on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February 1997.

GRIFFITH CONSUMERS COMPANY
      Registrant

/S/ Raymond R. McKenzie, Jr.
----------------------------
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer and
Principal Financial Officer)


CARL KING, INC.
      Registrant

/S/ Raymond R. McKenzie, Jr.
----------------------------
Raymond R. McKenzie, Jr., Vice
President (Authorized Officer and
Principal Financial Officer)


FREDERICK TERMINALS, INC.
      Registrant

/S/ Raymond R. McKenzie, Jr.
----------------------------
Raymond R. McKenzie, Jr., Secretary
Authorized Officer and Principal
Financial Officer)