Form 10-Q/A
period 1996-12-31
GRIFFITH CONSUMERS CO /DE/
filed 1997-08-05
CIK 935814

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q-A

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



As of May 9, 1997, the Issuers had the following number of shares of common stock outstanding:

                            Griffith Consumers Company : 1,000 shares
                            Carl King, Inc.            : 1,000 shares
                            Frederick Terminals, Inc.  : 500 shares

            Griffith Consumers Company and Subsidiaries
                                  December 31, 1996


                             PART II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         27      Financial Data Schedule

     (b) Report on Form 8-K
         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 1997.

GRIFFITH CONSUMERS COMPANY
    Registrant

/S/ Raymond R. McKenzie, Jr.
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer and
Principal Financial Officer)



CARL KING, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
Raymond R. McKenzie, Jr., Vice
President (Authorized Officer and
Principal Financial Officer)



FREDERICK TERMINALS, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
Raymond R. McKenzie, Jr., Secretary
Authorized Officer and Principal
Financial Officer)