Form 10-Q
period 1997-03-31
GRIFFITH CONSUMERS CO /DE/
filed 1997-08-08
CIK 935814

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ending March 31, 1997


                                       OR

                   ( ) TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to ______


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

         Griffith Consumers Company                Carl King, Inc.
         Frederick Terminals, Inc.                 2336 Goddard Parkway
         2510 Schuster Drive                       Salisbury, Maryland 21801
         Cheverly, Maryland 20781                  (410) 860-0400
         (301) 322-3111

            (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     X  Yes       No
                    ----       ----



As of August 8, 1997, the Issuers had the following number of shares of common stock outstanding:

                           Griffith Consumers Company :       1,000 shares
                           Carl King, Inc.:                   1,000 shares
                           Frederick Terminals, Inc.:         500 shares

            Griffith Consumers Company and Subsidiaries
                          March 31, 1997

                                Index

PART I.     FINANCIAL INFORMATION

      Item 1.    Financial Statements

                  A. Consolidated Balance Sheets
                     March 31, 1997 and June 30, 1996       3 - 4

                  B. Consolidated Statements of Operations
                     Three months and nine months ended
                     March 31, 1997 and 1996                5 - 6

                  C. Consolidated Statements of Changes in
                     Shareholder's Equity                   7

                  D. Consolidated Statements of Cash Flows
                     Nine months ended March 31, 1997
                     and 1996                               8

                  E. Notes to Consolidated Financial
                     Statements                             9 - 16

      Item 2.     Management's Discussion and Analysis     17 - 23


PART II.   OTHER INFORMATION

      Item 1.     Legal Proceedings                        24

      Item 2.     Changes in Securities                    24

      Item 3.     Defaults upon Senior Securities          24

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                         24

      Item 5.     Other Information                        24

      Item 6.     Exhibits and Reports on Form 8-K         24


Signatures                                                 25

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,       JUNE 30,
                                                            1997           1996
ASSETS:                                                 (UNAUDITED)
------------------------------------------------------  ------------  --------------
CURRENT ASSETS
  CASH................................................  $  3,192,064  $  1,687,443
  ACCOUNTS AND NOTES RECEIVABLE,
    LESS ALLOWANCE FOR BAD DEBTS......................    15,527,740    11,813,211
  PETROLEUM PRODUCTS INVENTORY........................     2,195,166     1,228,347
  REPAIR PARTS AND SUPPLIES INVENTORY.................     3,146,444     1,662,048
  PREPAID EXPENSES AND OTHER..........................     1,957,805     1,320,055
  REFUNDABLE INCOME TAXES.............................       673,448            --
                                                        ------------  ------------
TOTAL CURRENT ASSETS..................................    26,692,667    17,711,104

PROPERTY,PLANT AND EQUIPMENT
  LAND................................................  $  5,622,870  $  5,533,870
  BUILDINGS...........................................     3,424,526     1,844,358
  MACHINERY AND EQUIPMENT.............................    23,240,027    16,152,930
                                                        ------------  ------------
                                                          32,287,423    23,531,158
  LESS: ALLOWANCE FOR DEPRECIATION....................     9,799,377     6,019,263
                                                        ------------  ------------
                                                          22,488,046    17,511,895
INTANGIBLES--NOTE C
  CUSTOMER AND SERVICE ACCOUNTS.......................    39,842,186    37,063,186
  COVENANTS NOT TO COMPETE............................     3,286,824     2,936,824
  GOODWILL............................................    48,147,346    39,000,867
  OTHER INTANGIBLES...................................       849,287       836,344
                                                        ------------  ------------
                                                          92,125,643    79,837,221
  LESS: ALLOWANCE FOR AMORTIZATION....................    16,956,189    11,304,362
                                                        ------------  ------------
                                                          75,169,454    68,532,859

LONG-TERM NOTES RECEIVABLE............................       877,192     1,054,816
DEFERRED DEBT COSTS & OTHER...........................     4,440,342     3,759,756
                                                        ------------  ------------
TOTAL ASSETS..........................................  $129,667,701  $108,570,430
                                                        ------------  ------------
                                                        ------------  ------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                         MARCH 31,       JUNE 30,
                                                           1997            1996
LIABILITIES AND SHAREHOLDER'S EQUITY:                   (UNAUDITED)
------------------------------------------------------  ------------  --------------
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE....................................  $  9,859,767  $  7,581,065
  ACCRUED EXPENSES....................................     4,464,696     3,560,374
  DEFERRED REVENUE....................................     2,018,831     2,471,880
  INCOME TAXES PAYABLE................................            --        73,103
  OTHER TAXES PAYABLE.................................       871,876       198,517
  CURRENT PORTION OF LONG-TERM DEBT-NOTE F............     4,725,894     4,240,893
                                                        ------------  ------------
TOTAL CURRENT LIABILITIES.............................    21,941,064    18,125,832
LONG-TERM DEBT, LESS CURRENT PORTION-NOTE F...........    87,263,227    65,350,995
DEFERRED INCOME TAXES.................................     6,786,860     7,993,849
POST-RETIREMENT EMPLOYEE BENEFITS AND OTHER...........     1,541,330     1,541,330
                                                        ------------  ------------
TOTAL LIABILITIES.....................................   117,532,481    93,012,006

SHAREHOLDER'S EQUITY
  COMMON STOCK, par value $.01 per share,
    100 shares, authorized, issued and
    outstanding.......................................             1             1
  ADDITIONAL PAID-IN CAPITAL..........................    20,691,323    20,691,323
  RETAINED DEFICIT....................................    (8,556,104)   (5,132,900)
                                                        ------------  ------------
TOTAL SHAREHOLDER'S EQUITY............................    12,135,220    15,558,424

                                                        ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY............  $129,667,701  $108,570,430
                                                        ------------  ------------
                                                        ------------  ------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        JAN 1, 1997-   JAN 1, 1996
                                                        MAR 31, 1997   MAR 31, 1996
                                                        (UNAUDITED)    (UNAUDITED)
                                                        ------------   ------------
SALES FROM PETROLEUM PRODUCTS.........................  $ 65,881,597   $ 60,883,900
SERVICE, EQUIPMENT, AND OTHER SALES...................    10,764,416      4,340,839
                                                        ------------   ------------
  TOTAL SALES.........................................    76,646,013     65,224,739
COST OF SALES.........................................    58,797,775     47,966,198
                                                        ------------   ------------
  GROSS PROFIT........................................    17,848,238     17,258,541
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.........    11,168,472      8,201,842
DEPRECIATION EXPENSE..................................     1,319,819      1,064,625
AMORTIZATION EXPENSE..................................     2,034,581      1,660,519
                                                        ------------   ------------
  OPERATING PROFIT....................................     3,325,366      6,331,555
    INTEREST EXPENSE..................................     2,681,950      2,382,744
    OTHER INCOME......................................       541,584        176,718
                                                        ------------   ------------
  INCOME BEFORE INCOME TAX............................     1,185,000      4,125,529
    INCOME TAX EXPENSE................................       486,841      1,743,834
                                                        ------------   ------------
  NET INCOME..........................................  $    698,159   $  2,381,695
                                                        ------------   ------------
                                                        ------------   ------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        JUL 1, 1996-    JUL 1, 1995-
                                                        MAR 31, 1997    MAR 31, 1996
                                                        (UNAUDITED)     (UNAUDITED)
                                                        ------------    ------------
SALES FROM PETROLEUM PRODUCTS.......................    $176,604,550    $139,064,662
SERVICE, EQUIPMENT, AND OTHER SALES.................      35,208,481      14,687,465
                                                        ------------   -------------
  TOTAL SALES.......................................     211,813,031     153,752,127
COST OF SALES.......................................     168,796,666     117,837,581
                                                        ------------   -------------
  GROSS PROFIT......................................      43,016,365      35,914,546
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.......      31,815,561      21,917,468
DEPRECIATION EXPENSE................................       3,896,281       3,074,619
AMORTIZATION EXPENSE................................       5,924,964       5,121,688
                                                        ------------   -------------
  OPERATING INCOME..................................       1,379,559       5,800,771
    INTEREST EXPENSE................................       7,964,184       7,049,527
    OTHER INCOME....................................       1,368,994         480,029
                                                        ------------   -------------
  LOSS BEFORE INCOME TAX............................      (5,215,631)       (768,727)
    INCOME TAX BENEFIT..............................      (1,792,427)       (142,942)
                                                        ------------   -------------
  NET LOSS..........................................    $ (3,423,204)  $    (625,785)
                                                        ------------   -------------
                                                        ------------   -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)

                                                                                ADDITIONAL      RETAINED         TOTAL
                                                                   COMMON         PAID-IN       EARNINGS     SHAREHOLDER'S
                                                     SHARES         STOCK         CAPITAL       (DEFICIT)       EQUITY
                                                   -----------  -------------  -------------  -------------  -------------
Balance June 30, 1995............................         100     $       1    $  20,691,323  ($  1,467,768) $  19,223,556
Net Loss.........................................          --            --               --     (3,665,132)    (3,665,132)
                                                   -----------  -------------  -------------  -------------  -------------
Balance June 30, 1996............................         100             1       20,691,323     (5,132,900)    15,558,424
Net Loss.........................................          --            --               --     (3,423,204)    (3,423,204)
                                                   -----------  -------------  -------------  -------------  -------------
Balance March 31, 1997...........................         100             1       20,691,323     (8,556,104)    12,135,220
                                                   -----------  -------------  -------------  -------------  -------------
                                                   -----------  -------------  -------------  -------------  -------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    JULY 1, 1996    JULY 1, 1995
                                                                                      THROUGH         THROUGH
                                                                                   MARCH 31, 1997  MARCH 31, 1996
                                                                                    (UNAUDITED)     (UNAUDITED)
                                                                                   --------------  --------------
Cash flows from operating activities
  Net loss.......................................................................   $ (3,423,204)   $   (625,785)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation...............................................................      3,896,281       3,074,619
      Amortization...............................................................      5,924,964       5,121,688
      Provision for bad debts....................................................        242,000         267,000
      Amortization of bond discount..............................................        114,330         136,581
      Gain on sale of property, plant, equipment, and intangibles................        (94,564)       (117,792)
      Changes in operating assets and liabilities
        Net of effects of change in working capital:
          Accounts and notes receivable..........................................     (3,778,905)     (8,542,367)
          Inventory..............................................................     (2,451,215)       (124,119)
          Prepaid expenses and other.............................................       (423,750)        (58,367)
          Refundable Income taxes, net...........................................       (746,551)      1,184,380
          Other assets...........................................................        898,758        (224,425)
          Accounts payable.......................................................      2,278,702       2,608,881
          Accrued expenses.......................................................        904,322       1,262,581
          Deferred revenue.......................................................       (453,049)     (1,339,009)
          Other liabilities......................................................       (533,631)       (328,270)
                                                                                   --------------  --------------
Net cash provided by operating activities........................................      2,354,488       2,295,596

Cash flows used in investing activities
  Purchases of property, plant, and equipment....................................     (3,084,025)     (1,363,339)
  Proceeds from sale of property, plant, and equipment, and intangible assets....        354,314         702,619
  Acquisition of business:
    Property, plant, and equipment...............................................     (6,048,157)          --
    Intangibles..................................................................    (12,304,902)          --
  Acquisition costs..............................................................     (2,050,000)          --
                                                                                   --------------  --------------
Net cash used in investing activities............................................    (23,132,770)       (660,720)

Cash flows from financing activities
  Proceeds from line of credit...................................................      4,100,000       3,200,000
  Proceeds from term loans.......................................................     21,850,000           --
  Payments on long-term debt.....................................................     (3,667,097)     (2,953,795)
                                                                                   --------------  --------------
Net cash provided by financing activities........................................     22,282,903         246,205
                                                                                   --------------  --------------
  Increase in cash...............................................................      1,504,621       1,881,081
Cash at beginning of period......................................................      1,687,443         803,085
                                                                                   --------------  --------------
Cash at end of period............................................................   $  3,192,064    $  2,684,166
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Griffith Consumers Company And Subsidiaries
                              March 31, 1997

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

The 1994 Acquisition has been accounted for under the purchase method of accounting as of December 16, 1994. Accordingly, GHI has allocated its total purchase cost of approximately $54,280,000 to the assets and liabilities of the Company based upon the fair value of these assets and liabilities. The fair values assigned on the Company's December 16, 1994 balance sheet were adjusted when valuation studies were completed.

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores. In addition, the Company also assumed $350,000 of debt. The acquisition was financed through an amendment and restatement of the Company's prior credit agreement ("Prior Credit Agreement", and as amended and restated, "Credit Agreement"). See Note F - Debt.


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

Operating results for the nine months ended March 31, 1997 do not necessarily indicate the results that may be expected for the fiscal year ending June 30, 1997. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1996.

Note C--Significant Accounting Policies

Intangible Assets: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other intangibles are amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill is amortized over a thirty year period. All intangible assets are amortized using the straight-line method. The Company evaluates the potential impairment of intangibles and other long lived assets by comparing the related discounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

Debt Issuance Costs: The costs associated with the issuance of term debt are amortized utilizing the effective interest method over the term of the underlying debt instrument. The terms of the Company's existing debt, incurred in December 1994 and July 1996, range from six to ten years.

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




Note D--1997 Acquisitions--Allocation of Purchase Price

In addition to the Shore Stop Acquisition, the Company consummated another 8 acquisitions which involved the purchase of certain assets of various retail heating oil companies and gasoline stations in the nine months ended March 31, 1997. The cost of the other 8 acquisitions consummated during the nine months ended March 31, 1997 was $1.0 million. These acquisitions and the Shore Stop Acquisition were accounted for as purchase transactions and, therefore, the financial statements include the results of operations of the acquired assets from their acquisition dates. The costs of the Shore Stop Acquisition, which was consummated during July 1996, were as follows:



                                            Shore Stop
                                            ----------
         Land                             $    170,000
         Fixed assets                        5,600,000
         Customer and service
           accounts                          2,400,000
         Covenants not to compete              200,000
         Other Intangibles,
           primarily goodwill                8,980,902
                                            ----------
                                          $ 17,350,000
                                            ----------
                                            ----------


Note E--Shore Stop Acquisition--Unaudited Pro Forma

The following condensed presentation of unaudited pro forma information was prepared to illustrate the estimated effects of the Shore Stop Acquisition on the Company with the assumption that the Shore Stop Acquisition occurred at July 1, 1995:


                           (000's)
                          Unaudited
                     Nine Months Ended
                          March 31,
                   -----------------------
                       1997         1996
                   -----------------------

        Total Sales $214,643      $ 214,816
        Net Loss      (3,419)          (795)

Note F  -- Debt

In connection with the 1994 Acquisition, the Company retired the Predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Prior Credit Agreement"). Mortgage notes (the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Successor. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, the Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement") to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding letters of credit) available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes and Regent Note on these properties. As of March 31, 1997, the amount of the revolving credit facility borrowings outstanding was $6,700,000 and the maximum drawing amount under outstanding letters of credit was $5,029,000. During fiscal year 1997, the Company has paid $3,592,000 of interest and $3,450,000 of principal on the term loan under the Credit Agreement.

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

In addition to borrowings under the Prior Credit Agreement, the Company financed the 1994 Acquisition with $34 million of 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes"). Interest on the Notes is payable semiannually on June 15 and December 15 of each year. The Notes are subordinated to all existing and future senior indebtedness of the Company. The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants and financial covenants similar to the Credit Agreement.

The Company entered into four amendments to the Prior Credit

Agreement (including its amendment and restatement in connection with the Shore Stop Acquisition)and two amendments to the Indenture (including an amendment in connection with the Shore Stop Acquisition) during the calendar years 1995 and 1996, which among other things revised certain financial covenants contained therein. The Company has also entered into amendments to the Credit Agreement dated as of December 31, 1996 and March 15, 1997, respectively, and an amendment dated as of March 15, 1997 to the Indenture which, among other things, revised certain financial covenants contained therein. The Company is currently in compliance with the Credit Agreement and the Indenture, as amended.



Note G--Related Party Transactions

A management and consulting fee and expense reimbursements are paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $75,000 of management and consulting fees quarterly for a total of $325,000 for the first nine months of fiscal years 1996 and 1997.

Note H--Seasonality of Revenue and Cost of Goods Sold

The Company's heating oil sales volume is highly seasonal. Sales volume of motor fuels is also seasonal, although it varies less than heating oil on a month to month basis. The seasonality affects both revenue and cost of goods sold; therefore, interim results are not indicative of the estimated results for a full year.

Note I--Environmental Regulations

Management believes that the environmental reserve is sufficient to cover all known liabilities under which it is probable that the Company will be obligated to undertake remediation. Management's assessment of the environmental liability is based, in part, on two comprehensive environmental studies conducted on different segments of the Company's business by independent environmental consultants that were completed during fiscal year 1995 and fiscal year 1996. Management is not aware of any additional significant environmental exposures since the completion of these studies.

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





Note J--Subsidiaries, Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and, collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King, Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of March 31, 1997 and June 30, 1996, the combined condensed statements of operations and cash flows for the periods July 1, 1996 through March 31, 1997 and the statement of changes in shareholder's equity from June 30, 1995 to March 31, 1997.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                       COMBINED CONDENSED BALANCE SHEETS

                                                                                       MARCH 31
                                                                                         1997          JUNE 30
ASSETS:                                                                               (UNAUDITED)       1996
                                                                                     -------------  -------------
  Current assets...................................................................  $  11,592,549  $   5,215,700
  Net property, plant and equipment................................................     18,551,140     13,500,023
  Net intangibles..................................................................     23,252,233     12,496,263
  Other............................................................................      2,377,867        566,783
                                                                                     -------------  -------------
                                                                                     $  55,773,789  $  31,778,769
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Shareholder's Equity:
  Current liabilities..............................................................  $   9,834,632  $   5,940,506
  Due to Parents...................................................................      7,078,478      5,335,763
  Long-term debt, less current portion.............................................     35,435,437     15,143,539
  Other liabilities................................................................      1,226,913      1,555,511
  Shareholder's equity.............................................................      2,198,429      3,803,450
                                                                                     -------------  -------------
                                                                                     $  55,773,889  $  31,778,769
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                    JUL 1, 1996 -   JUL 1, 1995 -
                                                                                     MAR 31, 1997   MAR 31, 1996
                                                                                     (UNAUDITED)     (UNAUDITED)
                                                                                    --------------  -------------
Total sales.......................................................................  $  133,892,839  $  70,299,947
Cost of sales.....................................................................     113,930,372     60,639,341
                                                                                    --------------  -------------
  Gross profit....................................................................      19,962,467      9,660,606
Selling, general, and administrative expenses.....................................      16,285,750      6,146,053
Depreciation expense..............................................................       2,809,725      2,099,593
Amortization expense..............................................................       1,648,136        649,862
                                                                                    --------------  -------------
  Operating (loss) income.........................................................        (781,144)       765,098
  Interest expense................................................................       3,103,295      1,723,294
  Other income....................................................................       1,158,385        152,668
                                                                                    --------------  -------------
  Loss before income tax benefit..................................................      (2,726,054)      (805,528)
  Income tax benefit..............................................................      (1,121,033)      (308,351)
                                                                                    --------------  -------------
  Net loss........................................................................  $   (1,605,021) $    (497,177)
                                                                                    --------------  -------------
                                                                                    --------------  -------------

    CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
           COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   Unaudited

                                                                         INVESTMENT     RETAINED        TOTAL
                                                                             BY         EARNINGS     SHAREHOLDER'S
                                                                           PARENT       (DEFICIT)       EQUITY
                                                                        ------------  -------------  ------------
  Balance June 30, 1995...............................................  $  5,792,610  ($  1,051,191)  $4,741,419
Net loss..............................................................       --            (937,969)    (937,969)
                                                                        ------------  -------------  ------------
  Balance June 30, 1996...............................................  $  5,792,610  ($  1,989,160)  $3,803,450
Net loss..............................................................       --          (1,605,021)  (1,605,021)
                                                                        ------------  -------------  ------------
  March 31, 1997......................................................  $  5,792,610  ($  3,594,181)  $2,198,429
                                                                        ------------  -------------  ------------
                                                                        ------------  -------------  ------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       JUL 1, 1996-   JUL 1, 1995-
                                                                                       MAR 31, 1997   MAR 31, 1996
                                                                                        (UNAUDITED)   (UNAUDITED)
                                                                                       -------------  ------------
Operating activities.................................................................  $   3,682,569  $  1,774,214
Investment activities................................................................    (22,202,900)       32,418
Financing activities.................................................................     20,760,815      (700,155)
                                                                                       -------------  ------------
  Increase in cash...................................................................      2,240,484     1,106,477
Cash at beginning of year............................................................        953,234       --
                                                                                       -------------  ------------
Cash at end of year..................................................................  $   3,193,718  $  1,106,477
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                   Griffith Consumers Company and Subsidiaries

                                 March 31, 1997

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

On July 11, 1996, the Company, through its wholly-owned subsidiary, Shore Stop Corporation, acquired certain assets ( "Shore Stop Acquisition") used in the operations of a chain of 49 convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia, under the "Shore Stop" trade name and a dealer petroleum sales business supplying 31 dealers from two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores. In addition, the Company also assumed $350,000 of debt. As a result of the Shore Stop Acquisition, the financial statements for the nine months ended March 31, 1997 are not directly comparable to the consolidated financial statements of the Company for the nine month period ended March 31, 1996. The following discussion should be read in connection with the historical financial information included in the consolidated financial statements of the Company.


Results of Operations for Three Months Ended March 31 of 1997 Versus 1996


References to particular years, unless otherwise indicated, are references to the third quarter of the fiscal year for the year indicated.

The net income for 1997 was $698,000, compared to a net income of $2,382,000 for the same period in 1996. Net income from the existing operations of Griffith and Carl King, Inc. ("Carl King") was $1,169,000, a decrease of $1,213,000 from the same period in 1996. The decrease was due primarily to the reasons outlined below. The 1997 net loss from Shore Stop was $471,000.

Total sales increased by $11,421,000 or 18% to $76,646,000 for 1997, from $65,225,000 during 1996. Sales from the existing operations of Griffith and Carl King decreased $7,188,000 to $58,037,000. The decrease was primarily due to a 40% decrease in heating oil volume related to the warm weather. Temperatures were 22% warmer in 1997 than 1996 based on the number of degree days. The decrease was partially offset by 17% and 14% increases in the sales price per gallon of heating oil and motor fuels, respectively. Sales from Shore Stop Operations were $18,609,000.

A component of total sales is sundry sales. Sundry sales increased from $2,313,000 to $9,145,000, an increase of 295%. The sundry sales increase of $6,832,000 was due to sundry sales from Shore Stop Operations of $6,862,000. The increase was partially offset by a small decrease in sundry sales from the existing operations of Griffith and King.

Cost of sales for 1997 was $58,798,000, an increase of $10,832,000, or 23%, from 1996. Cost of sales from the existing operations of Griffith and Carl King decreased 9%, or $4,342,000, to $43,624,000 due to decreased heating oil volume, partially offset by 14% and 13% increases in heating oil and motor fuel costs per gallon, respectively. The cost of sales from Shore Stop Operations was $15,174,000.

Gross profit for 1997 was $17,848,000, an increase of $590,000, or

3%, from 1996. Gross profit from the existing operations of Griffith and Carl King was $14,413,000, a decrease of 16%. Gross profit from Shore Stop Operations was $3,435,000.

Selling, general and administrative expenses ("SG&A") were $11,168,000, an increase of $2,967,000, or 36%, compared to 1996. The increase was due primarily to operating costs of $3,512,000 related to the Shore Stop Operations. SG&A from the existing operations of Griffith and King decreased $545,000, or 7%. The decrease is attributable to lower operating costs associated with the decrease in heating oil volume in 1997 from 1996.

Depreciation expense for 1997 was $1,320,000, an increase of $255,000, or 24%, from 1996. Amortization expense for 1997 increased by $374,000, or 23%, to $2,035,000 in 1997. The increases were primarily related to the additional depreciation of $206,000 and amortization on the fixed assets and intangible assets of $323,000, respectively, resulting from the Shore Stop Acquisition. Additionally, depreciation increased as a result of the depreciation on other assets acquired through capital expenditures in the twelve months ended March 31, 1997.

Interest expense increased $299,000, or 13%, to $2,682,000. Interest expense from the existing operations of Griffith and King decreased $215,000. The decrease in interest expense was primarily due to the decrease in outstanding debt because of principal payments made. Interest expense related to additional debt incurred in connection with the Shore Stop Acquisition was $514,000.

Other income for 1997 was $542,000, an increase of $365,000 or 206%, from $177,000 in 1996. This increase is primarily related to other income of $310,000 from Shore Stop Operations.


Results of Operations for Nine Months Ended March 31 of 1997 Versus 1996

References to particular years, unless otherwise indicated, are references to the first nine months of the fiscal year for the year indicated.

The net loss for 1997 was $3,423,000, compared to a net loss of $626,000 for the same period in 1996. Net loss from the existing operations of Griffith and Carl King was $2,692,000, an increased loss of $2,066,000 from the same period in 1996. The increased loss was due primarily to the reasons outlined below. The 1997 net loss from Shore Stop was $731,000.

Total sales increased by $58,061,000 or 38% to $211,813,000 for 1997, from $153,752,000 during 1996. Sales from the existing operations of Griffith and King decreased $1,166,000. The decrease was primarily due a 32% decrease in heating oil volume related to the warm weather. The weather was 18% warmer in the second and third quarters of fiscal 1997 than the same period in fiscal 1996 based upon the number of degree days. The decrease was partially offset by 21% and 12% increases in the sales price per gallon of heating oil and motor fuels, respectively. Sales from Shore Stop Operations were $59,227,000 .

A component of total sales is sundry sales. Sundry sales increased from $7,727,000 to $29,630,000, an increase of 283%. The sundry sales increase of $21,903,000 was due primarily to sundry sales of 21,855,000 from Shore Stop Operations.

Cost of sales for 1997 was $168,797,000, an increase of $50,959,000, or 43%, from 1996. Cost of sales from the existing operations of Griffith and Carl King increased 2%, or $2,624,000, to $120,462,000. The increase was primarily due to 20% and 14% increases in heating oil and motor fuel costs per gallon, respectively, offset partially by the decreased heating oil volume. The cost of sales from Shore Stop Operations was $48,335,000.

Gross profit for 1997 was $43,016,000, an increase of $7,102,000, or 20%, from 1996. Gross profit from the existing operations of Griffith and King was $32,123,000 in 1997, a decrease of 11%. Gross profit from Shore Stop Operations was $10,893,000.

Selling, general and administrative expenses ("SG&A") were $31,816,000, an increase of $9,898,000, or 45%, compared to 1996. The increase was due primarily to operating costs of $9,792,000 related to the Shore Stop Operations.

Depreciation expense for 1997 was $3,896,000, an increase of $822,000, or 27%, from 1996. Amortization expense for 1997 increased by $803,000, or 16%, to $5,925,000 in 1997. The increases were primarily related to the additional depreciation of $620,000 and amortization of $935,000 on the fixed assets and intangible assets, respectively, resulting from the Shore Stop Acquisition. Additionally, depreciation increased as a result of depreciation on other assets acquired through capital expenditures made in the twelve months ended March 31, 1997.

Interest expense increased 13%, to $7,964,000. Interest expense from the existing operations of Griffith and Carl King decreased $602,000. The decrease in interest expense was primarily due to the decrease in outstanding debt because of principal payments made. Interest expense related to additional debt incurred in connection with the Shore Stop Acquisition was $1,517,000.

Other income for 1997 was $1,369,000, an increase of $889,000 or 185%, from $480,000 in 1996. This increase is primarily related to other income of $763,000 from Shore Stop Operations as well as an increase in customer finance charges and investment income from the existing operations of Griffith and Carl King.

Financial Condition

Substantially all of the line items of the financial statements have increased from June 30, 1996 because of the Shore Stop Acquisition. The following discussion will focus on increases or decreases in balance sheet line items unrelated to the Shore Stop Acquisition and items which require additional explanation.

Accounts receivables increased $3,715,000, or 31%, to $15,528,000 from June 30, 1996. The increase was due to the seasonal nature of the business. Generally, at fiscal year end, the accounts receivable balance is at a low point for the year, increases during the second quarter of the year and remains high during the third quarter of the year.

Refundable income taxes increased $747,000 from a payable of $73,000 to a refund due of $673,000 due to the income tax benefit related to the loss for the first nine months of fiscal year 1997.

Deferred debt costs and other increased as a result of the capitalization of the finance costs and other costs incurred in connection with financing the Shore Stop Acquisition. Such increase was partially offset by the amortization of such finance costs and other finance costs capitalized in connection with the 1994 Acquisition.

Deferred income taxes decreased $1,207,000, or 15%, from $7,994,000 to $6,787,000 related primarily to the amortization of intangible assets relating to the 1994 Acquisition.


Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

Net cash provided by operating activities was $2,354,000 for the nine months ended March 31, 1997 compared to $2,296,000 of net cash provided by operating activities for the nine months ended March 31, 1996, an increase of $59,000. Net cash provided by operating activities from existing operations of Griffith and Carl King decreased by $1,244,000. Such decrease was primarily the result of a decrease in net income, after adjusting for non-cash expenses, from the existing operations of Griffith and Carl King and a more significant increase in net operating assets, in 1997 from 1996. Net cash provided by operating activities from Shore Stop Operations was $1,303,000 in 1997.

Net cash used in investing activities increased by $22,472,000 from $661,000 for the nine months ended March 31, 1996 to $23,133,000 for the nine months ended March 31, 1997. The increase was primarily the result of the Shore Stop Acquisition which occurred in July 1996 and increased capital expenditures in the first nine months of fiscal year 1997.

Net cash provided by financing activities increased $22,037,000 to $22,283,000 for the nine months ended March 31, 1997. The increase was primarily the result of the financing of the Shore Stop Acquisition.

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

As of July 8, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Prior Credit Agreement"; and as amended and restated, the "Credit Agreement") to, among other things, increase the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding Letters of Credit (as defined) available thereunder) from $12,000,000 to $13,000,000 and the term loan thereunder from $34,450,000 to $54,450,000.
The Credit Agreement was subsequently amended by an amendment dated as of December 31, 1996 to, among other things, increase the amount of the revolving credit facility provided thereunder from $13,000,000 to $16,000,000 during the period from February 12, 1997 through March 31, 1997 and to revise certain financial covenants contained therein. In addition, the Credit Agreement and the Indenture were amended as of March 15, 1997 to revise certain financial covenants contained therein. The Company is currently in compliance with the covenants contained in the Credit Agreement and Indenture, as amended.

Under the Credit Agreement, at the Company's request, the agent for the lenders from time to time issues letters of credit (the "Letters of Credit"). During the period from July 1, 1996 through the date hereof, the Company's peak total usage of the revolving credit facility was approximately $8.0 million in outstanding borrowings and $4.9 million in maximum drawing amount under Letters of Credit. At June 30,1997, there was $6.4 million in borrowings and $3.6 million in Letters of Credit outstanding with respect to the revolving credit facility, leaving, subject to meeting certain borrowing base tests, $3,000,000 available for use thereunder. The revolving portion of the Credit Agreement expires in 1999 and the Company may be required to replace the revolving portion at such time.

The Company purchases petroleum products as necessary to meet the delivery demands of its customers on a short-term basis. Thus, the Company carries relatively small amounts of petroleum in inventory.

Certain sections of this Form 10-Q, including "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The forward looking statements include, without limitation, the effects of seasonality on revenue and cost of goods sold, the amount of reserves, the effect of contingent liabilities and the ability to meet the Company's future operating cash requirements.

            Griffith Consumers Company and Subsidiaries
                           March 31, 1997

                    PART II.  OTHER INFORMATION

1.  Legal Proceedings
        None

2.  Changes in Securities
        None

3.  Defaults upon Senior Securities
        None

4.  Submission of Matters to a Vote of Security Holders
        None

5.   Other Information
        None

6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      (b) Report on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 1997.

GRIFFITH CONSUMERS COMPANY
      Registrant

/S/ Raymond R. McKenzie, Jr.
--------------------------------
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer and
Principal Financial Officer)



CARL KING, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
--------------------------------
Raymond R. McKenzie, Jr., Vice
President (Authorized Officer and
Principal Financial Officer)


FREDERICK TERMINALS, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
------------------------------
Raymond R. McKenzie, Jr., Secretary
(Authorized Officer and Principal
Financial Officer)