Form 10-K
period 1997-06-30
GRIFFITH CONSUMERS CO /DE/
filed 1997-09-29
CIK 935814

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                       ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997          Commission File Number 33-88526

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

         Griffith Consumers Company              Carl King, Inc.
         Frederick Terminals, Inc.               2336 Goddard Parkway
         2510 Schuster Drive                     Salisbury, Maryland 21801
         Cheverly, Maryland 20781                (410)860-0400
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

As of September 29, 1997, the Issuers had the following number of shares of common stock outstanding (all of which are held by affiliates):

              Griffith Consumers Company :  1,000 shares
              Carl King, Inc.:              1,000 shares
              Frederick Terminals, Inc.:      500 shares

The fiscal year of Griffith Consumers Company ends June 30 and unless otherwise indicated, references to particular years are references to fiscal years ending June 30 of the year indicated.

                                        PART I

Item 1.  Business

Griffith Consumers Company ("Griffith" and together with its wholly owned subsidiaries, the "Company"), a Delaware corporation, is one of the leading full service, independent retail, petroleum products distributors operating in the Baltimore/Washington Metropolitan area as well as in portions of Northern Virginia, Maryland, West Virginia, Delaware, New Jersey, and Pennsylvania. The Company and its subsidiaries, Carl King, Inc. ("King") and Frederick Terminals, Inc., distribute heating oil, gasoline, diesel fuel, kerosene and heavy oils and sell products and services related to their business.

In December 1994, Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, acquired all of the 2,360,000 outstanding shares of common stock of Griffith Consumers Company, a Maryland corporation ("Griffith Maryland"), the predecessor to the Company. Pursuant to a merger agreement, ABC Acquisition Corp., a Maryland corporation ("ABC") and a wholly-owned subsidiary of GHI, merged with and into Griffith Maryland. As a result of the merger, the Company became a wholly-owned subsidiary of GHI (the "1994 Acquisition").

On July 11, 1996, the Company, through its wholly-owned subsidiary, Shore Stop Corporation, acquired certain assets (the "Acquisition") used in the operations of a chain of 49 convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia, under the "Shore Stop" trade name and a dealer petroleum sales business supplying 31 dealers from two facilities located in Virginia and Maryland from Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain assets of the Company for 1996.

Since 1898, the Company and its predecessors have been in the fuel distribution business. The Company acquired the assets and certain liabilities of its predecessor from ARCO on July 1, 1985. Since then, management has followed a program of selective acquisitions of heating oil distributors and motor fuel marketers to increase the market share in its present market area and to expand geographically in the mid-Atlantic states. The purchase price of the 43 acquisitions made between July 1, 1985 and June 30, 1997 was $67 million. The five largest acquisitions made since July 1, 1985 were Hessick, Inc. ($5 million), Carl King, Inc. ($14 million),

Calotex Delaware, Inc. ($5 million), Steuart Heating ($15 million), and Shore Stop Corp. ($17 million).

Griffith and Frederick Terminals, Inc. have its principal offices at 2510 Schuster Drive, Cheverly, Maryland; its telephone number is (301) 322-3111.

Carl King has its primary headquarters at 2336 Goddard Parkway, Salisbury, Maryland 21801; its telephone number is (410) 860-0400.

                                     MOTOR FUELS

Sales. During 1997, the Company sold 168 million gallons of gasoline and diesel, representing 77% of the petroleum gallons sold by the Company and accounting for 63% of the Company's total revenue for the year. During 1997, the existing operations of Griffith and Carl King (excluding Shore Stop Corporation ("Shore Stop"))sold 127 million gallons of gasoline and diesel, representing 72% of the petroleum gallons sold by the existing operations of Griffith and Carl King. In 1996 and 1995, the Company sold 124 million gallons and 128 million gallons, respectively, of gasoline and diesel, accounting for 58% and 63% of the revenue for the respective years.

Gasoline and diesel sales were made primarily through 91 Company owned and Company operated gasoline stations and 112 dealer operated gasoline stations. The Company operates convenience stores or sells sundries at all of its Company owned and operated gasoline stations. Sundry sales accounted for approximately 15% of total revenues.

Company Operated Stations. The Company operates 91 gasoline stations under market brand gasoline. The Company operates convenience stores sales areas that range from 1,000 to 2,500 square feet of selling space and carry a wide variety of groceries, hot and cold snacks, food items, coffee, soda, and other beverages at 84 stations. There are also small sundry booths at seven stations. The Company's facilities are generally open 16 to 24 hours a day and primarily operate on a self-service basis.

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

In approximately 20% of the dealer supply arrangements, the Company delivers motor fuel to the dealer's station on a consignment basis. In these cases, the Company pays the dealer a fixed commission for each gallon of motor fuel sold and the dealer generally does not participate in the profit generated from motor fuel sales. The Company sets the selling price, owns the inventory in the tanks at the dealer's station, and receives the revenue for all gallons sold less the commission.

Delivered Motor Fuel. The Company also supplies motor fuel to customers who have their own on-site storage facilities, such as construction sites and fleet operators.

Transportation. The Company's supply of motor fuel is transported by common carrier to the Company operated stations and dealer stations. In addition, the Company operates four tractor trailers for deliveries to stations. Delivered motor fuel is transported by common carriers and Company operated vehicles.

                                    HEATING FUELS

Residential Sales. During 1997, residential heating oil and kerosene sales accounted for 13% of total Company revenue. During 1997, residential heating oil and kerosene sales accounted for 18% of the revenue from the existing operations (excluding Shore Stop) of Griffith and Carl King. The Company sold 29 million gallons of residential heating oil and kerosene representing 13% of total petroleum gallons sold by the Company and 16% of total petroleum gallons sold by the existing operations (excluding Shore Stop) of Griffith and Carl King. In 1996 and 1995, the Company sold 35 million gallons and 30 million gallons, respectively, of residential heating oil and kerosene, accounting for 18% and 17% of the revenue for the respective years.

The Company has two types of residential customers; automatic delivery service and delivery on demand. Fuel deliveries to approximately 70% of the Company's total residential customers are made under its automatic delivery service program. This system is a computerized program which analyzes prevailing weather conditions and the individual customer's consumption patterns to determine when each customer needs a delivery. Approximately one-half of the Company's residential customers also have heating equipment maintenance contracts with the Company which provide an annual tune-up and cleaning of equipment, free parts replacements for normal wear and tear, and up to 24 hour radio dispatched service for routine and emergency calls. During 1997, maintenance contracts and repair services accounted for approximately 2% of total revenue. In addition, the Company sells and services heating and air conditioning equipment and water heaters, which accounted for another approximately 1% of 1997 revenue.

Approximately 60% of the Company's residential customers use the "Level Payment Plan", making payments in eleven equal monthly installments starting in August. Since the heating season begins in October, customers usually have a credit balance until midwinter. These advance payments also provide a source of cash that improves the Company's cash flow in the summer and early fall.

Operating Structure. Heating oil operations are conducted through seven divisions, which serve as distribution and service centers. Each division provides heating oil delivery service, heating equipment sales, and during winter months, up to 24 hour repair service. Each division operates on an autonomous basis with respect to customer service. Marketing, credit, purchasing and pricing are centralized at the corporate offices in Cheverly, Maryland.

Commercial Sales. During 1997, the Company's commercial heating oil revenue was 6% of the total Company revenue, from the sale of 21 million gallons of commercial heating oil, accounting for 10% of total petroleum gallons sold by the Company and 12% of total petroleum gallons sold by the existing operations of Griffith and Carl King. For 1996 and 1995, the Company sold 38 million gallons and 26 million gallons, respectively, of commercial heating oil, accounting for 14% and 10% of the revenue for the respective years.

The Company maintains its commercial accounts through its recognition in the industry as a provider of quality commercial burner service, timely deliveries, and personalized technical support. Many commercial customers have dual fuel systems that allow them to switch between oil and gas to the lowest cost fuel. Also, natural gas suppliers have made arrangements with certain of their commercial customers that allow the supplier to interrupt the supply of natural gas to these customers during extended cold periods. Gas interruptions generated significantly less revenue during 1997 as compared to 1996, due to the warmer than normal weather.

Transportation. The Company utilizes a fleet of approximately 267 tank trucks, service vans and other vehicles to deliver heating oil and to provide service to commercial and residential customers. Approximately 90% of these vehicles are owned by the Company with the remainder under operating leases. In addition, the Company utilizes independent tank truck operators to deliver heating oil.

                                OPERATING ENVIRONMENT

Seasonality and Weather. The weather patterns during the winter months can have a material effect on the Company's sale of heating oil. Although temperature levels for the heating season have been relatively stable over time, variations can occur from year to year, and warmer than normal winter weather will adversely affect the Company's annual results. The seasonal nature of the Company's heating oil results in most of the heating oil operation's revenue being generated in the second and third quarters of each year. During 1997, the temperature level was 16.3% warmer than 1996 and 5.1% warmer than normal based on the number of degree days. The warmer heating season negatively affected the number of heating oil gallons sold during 1997.

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

In the vast majority of cases involving commercial accounts, the customer has the capability of using oil or gas with their dual-fuel burners. Therefore, competition with gas companies exist, and combined with environmental concerns related to underground storage tanks, commercial heating oil sales are highly competitive.

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

The Company has entered into distributor franchise agreements with Mobil, Texaco, Citgo, Conoco and Chevron, and has a supply agreement with an Exxon franchise distributor for one station. The distributor franchise agreements with Mobil, Texaco, Citgo, Conoco and Chevron also permit the Company to resell motor fuel to dealers under the refiner's brand name. The Company purchases most of its motor fuel under these contracts with major refiners. These contracts do not fix the purchase price; rather, the price is determined daily. The contracts generally specify minimum and maximum purchase requirements. Although the Company is not required to purchase the minimum amounts, if the minimum requirements are not met, the suppliers generally may terminate the contracts. Motor fuel is purchased on the spot market for the 11 unbranded dealer stations and the delivered motor fuel business. There are no supply agreements for these stations or delivered motor fuel customers.

Employees. As of June 30, 1997, the Company employed 1,047 persons, of whom 272 were employed directly by the Company, 321 by King, and 454 by Shore Stop. Approximately 40 additional employees are hired by the Company during the heating season. The Company's employees are not represented by any union. Management believes its relationship with its employees is excellent.

Regulation; Environmental. The industry is subject to extensive environmental regulations, particularly laws regulating underground petroleum storage tanks ("USTs"). Federal, state and local regulatory authorities adopted regulations governing USTs, a portion of which are being phased in over a period extending to December 1998. Approximately 70% of the Company operated stations are already in compliance. The Clean Air Act dictates that gasoline sold in the nation's nine smoggiest cities have been blended, or reformulated to reduce pollutants by January 1995. Kent, New Castle and Sussex Counties in Delaware, Maryland and Northern Virginia are required or have elected to adhere to these new standards.

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

The Company already meets the 1998 standards for corrosion protection and requirements for the installation of spill and overfill devices at 63 of the 91 Company operated stations. The per location cost of upgrades is between $75,000 and $175,000, while closure costs typically range from $25,000 to $75,000 per location. Management, therefore, does not believe that these capital expenditures will materially affect the Company's Operations.

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

Stage II Vapor Recovery. The Clean Air Act of 1990 requires the Company to comply with the regulations promulgated by the EPA and state governments for Stage II. The Company has a program to install the equipment necessary to comply with these regulations, which is designed to capture emissions that escape from a vehicle's fuel tank during refueling. Delaware and Maryland are phasing in compliance under their Stage II regulations based on average throughput, with the higher volume locations complying first. As of June 30, 1997 the Company is in compliance with the state of Delaware and the state of Maryland regulations.

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

Item 2.  Properties and Facilities

Griffith's and Frederick Terminal Inc.'s principal office is located at 2510 Schuster Drive, Cheverly, Maryland 20781, and includes corporate offices and a garage. The building has approximately 17,138 square feet. The lease for this facility expires on June 30, 2001, with two 5-year options to renew.

On June 2, 1997, the Company entered into a lease to rent an additional 4,632 square feet of office space. The lease for this facility expires on July 31, 2001, with one 5-year option to renew.

King's principal office is located at 2336 Goddard Parkway, Salisbury, MD. The building has approximately 9,000 square feet. The lease for this facility expires on July 31, 2002, with an option to renew in 3 years, and another 2 year option after that.

At June 30, 1997, the Company occupied six additional office facilities. The Company also owns and/or operates 53 gasoline stations in Delaware, 3 stations in West Virginia, 26 stations in Maryland, and 9 stations in Virginia, of which 84 include convenience stores. The stations' convenience stores have a standard square footage sales area ranging from 1,000 to 2,500 square feet and storage sales areas capacity of 30,000 to 50,000 gallons.

The Company has eight bulk storage facilities serving all operating locations; some are at office locations. Three of the bulk storage plants are leased and the remaining five are owned. The Company feels that the storage capacity is adequate for serving customers.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                       PART II

Item 5.  Market for Common Stock

Not applicable.

Item 6.  Selected Financial Data

The following selected financial data as of, and for the years ended June 30, 1997 and 1996 and for the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 and the years ended June 30, 1994, and 1993 is derived from the audited financial statements of the Company. Because of certain purchase price allocation in connection with the Acquisition, the selected financial data after December 16, 1994 is not directly comparable to the selected financial data prior to December 16, 1994. The data should be read in connection with the Company's financial statements and related notes and other financial information included elsewhere in this Form 10-K report.

                    GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                                RESULTS OF OPERATIONS
                                    (in thousands)


                                                       12/16/94-     7/1/94-
                               1997          1996       6/30/95     12/15/94      1994            1993
                               ----          ----      ---------    ---------     ----            ----
Net sales                    $277,117      $198,017     $104,115     $74,376     $176,938      $146,711
Cost of sales                 222,278       154,158       80,505      59,739      134,223       118,971
                             --------      --------     --------     -------     --------      --------
Gross profit                   54,839        43,859       23,610      14,637       42,715        27,740

Selling, general &
 administrative expenses       42,385        29,033       15,359      12,867       28,385        19,693
Amortization &
  depreciation                 13,761        11,189        6,108       3,318        7,315         5,014
Interest                       10,711         9,398        5,054       1,239        2,526         1,795
Other income                    1,920           668          851         200          565           410
                             --------      --------     --------     -------     --------      --------
Income (loss) before
  income taxes                (10,098)       (5,093)      (2,060)     (2,587)       5,054         1,648

Income tax (expense)
  benefit                       3,650         1,428          592       1,004       (1,971)         (647)
                             --------      --------     --------     -------     --------      --------
Net Income (loss)             ($6,448)      ($3,665)     ($1,468)    ($1,583)      $3,083        $1,001
                             --------      --------     --------     -------     --------      --------
                             --------      --------     --------     -------     --------      --------
Earnings (Loss) per Share(1)     (2)           (2)          (2)         (2)         $1.31         $0.43

(1) Per share calculations have been made with the following for each period.

                        Average Shares of
                        Outstanding Common
Fiscal                        Stock
------                  ------------------
1997                          1000
1996                          1000
12/16/94-6/30/95              1000
7/1/94- 12/15/94           2,360,000
1994                       2,360,000
1993                       2,355,000

(2) The earnings(loss) per share for 1997, 1996 and for the period 12/16/94-6/30/95 are not comparable to the earlier years and period due to the 1994 Acquisition. In addition, the earnings (loss) per share for the period 12/16/94-6/30/95 is not comparable to the earlier years and to the period 7/1/94-12/15/94 due to the seasonality of the Company's business The earnings (loss) per share for 1997, 1996, and the period 12/16/94-6/30/95, and 7/1/94-12/15/94 is $(6,448), $(3,665), $(1,468), and $(.67),
    respectively.

                        GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                                       BALANCE SHEET
                                       (in thousands)


                                1997       1996        1995     1994       1993
                                ----       ----        ----     ----       ----

Current assets                  $23,132    $17,711     $15,287   $14,753   $12,820

Current liabilities              22,563     18,126      15,895    18,263    16,809
                               --------   --------    --------   -------  --------
Working capital (deficit)           569       (415)       (608)   (3,510)   (3,989)
Total assets                    125,277    108,570     115,176    51,676    51,700

Long-term debt and capital
lease obligations                85,107     65,351      68,614    24,740    29,813

Total liabilities               116,166     93,012      95,952    43,841    46,948

Shareholders' equity              9,111     15,558      19,224     7,835     4,752

Item 7.  Management's Discussion and Analysis

Overview

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. In analyzing the results of the Company's operations, consideration should be given to the seasonal nature of the heating oil business and prevailing weather conditions, growth by acquisition, world oil market conditions and the ability to pass on variations in wholesale petroleum costs to customers. Financial results may vary from year-to-year as a result of these factors. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The Company's heating oil business is highly seasonal with approximately 83% of current fiscal year sales made in the quarters ending December and March. Sales from the Company's motor fuel operations are more evenly spread throughout the year with some seasonal increases in the summer months. Also, the Company's heating oil sales fluctuate depending upon weather conditions. In 1997, warmer than normal winter temperatures significantly decreased heating oil volume from the previous year.

The Company will attempt to increase its sales volume in both heating oil and motor fuels. Although the customer base for heating oil is declining industry-wide, the Company is working to increase sales by attracting new customers to offset the customers lost through attrition and seeking to acquire other petroleum distributors.

In a market of declining wholesale product costs, retail selling prices tend to decline, but not as quickly as wholesale product costs, thereby allowing the Company to increase gross margins during this type of market. In a market of increasing wholesale product costs, the Company raises its selling prices to protect profit margins, but may have lower margins in this market condition because retail selling prices tend to increase at a slower rate than wholesale product costs.

The Company's motor fuel sales are subject to greater profit margin fluctuations due to changes in wholesale prices and competition with major oil companies. Because the major oil companies have their own refineries and deal in very substantial volumes, the product cost of their direct station may be lower than the Company's, resulting in a correspondingly lower sales price with which the Company must compete. This, in turn, causes a fluctuation in the Company's gross profit on gasoline and diesel sales.

The Company's operations generate substantial amounts of cash flow relative to net income, principally because of depreciation of fixed assets and amortization of customer and service accounts, and goodwill.

The following discussion and analysis of the Company's financial condition and results of operations covers the period ending June 30, 1997.

Results of Operations.
    Fiscal 1997 vs. Fiscal 1996

The following discussion and analysis of the Company's financial condition and results of operations covers the year ended June 30, 1997.

Net loss for 1997 was $6,448,000 compared to net loss of $3,665,000 for 1996. Net loss from the existing operations of Griffith and Carl King, Inc. ("Carl King") was $5,446,000, an increased loss of $1,781,000. The 1997 net loss from Shore Stop was $1,002,000.

Total sales was $277,117,000 for 1997, compared to $198,017,000 for 1996.
Total sales from the existing operations of Griffith and Carl King decreased $2,755,000, or 1%, to $195,262,000 from 1996. Total gallons of all petroleum products increased by 11%. Total gallons of all petroleum products from the existing operations of Griffith and Carl King decreased by 10%. Heating fuel volume decreased by 30% as a result of two factors. One factor was the warm weather which was 16.3% warmer than last year and 5.1% warmer than normal. The second reason was that during several weeks in fiscal 1996, commercial natural gas customers switched to oil because of interruptions in their natural gas supply, while during 1997 the gas interruptions were minimal. Motor fuel volume increased by 34%. Motor fuel volume from the existing operations of Griffith and Carl King increased by 1%.

Cost of sales for 1997 was $222,278,000 compared to $154,158,000 for 1996.
Cost of sales from the existing operations of Griffith and Carl King increased to $155,737,000, or 1%, from 1996. This increase is primarily attributable to a 13% increase in the average wholesale cost of all petroleum products purchased. The cost of sales from Shore Stop Operations was $66,541,000.

Gross profit for 1997 was $54,839,000 compared to $43,860,000 for 1996.
Gross profit from the existing operations of Griffith and Carl King was $39,525,000, a decrease of $4,335,000, or 10% from 1996. The gross profit decrease was primarily due to the decrease in gallons of heating fuel sold. Gross profit from Shore Stop Operations was $15,314,000.

Selling, general and administrative ("SG&A") expenses for 1997 were $42,385,000, compared to $29,033,000 for 1996. The increase was due primarily to operating costs of $13,646,000 related to the Shore Stop Operations. SG&A expenses from the existing operations of Griffith and Carl King were $28,739,000, a decrease of $294,000, or 1%, from 1996. The decease is attributable to lower operating costs associated with the decease in heating oil volume in 1997 from 1996.

Depreciation and amortization expenses for 1997 were $13,761,000, compared to $11,189,000 for 1996. The increase was due primarily to depreciation and amortization related to the Shore Stop Acquisition. Depreciation and amortization expenses from the existing operations of Griffith and Carl King were $11,242,000, an increase of $53,000, or .5%, from 1996.

Interest expense for 1997 was $10,711,000, compared to $9,398,000 for 1996. Interest expense from the existing operations of Griffith and Carl King was $8,676,000, a decrease of $722,000, or 8%, from 1996. The decrease in interest expense was primarily due to the decrease in outstanding debt because of principal payments. Interest expense related to additional debt incurred in connection with the Shore Stop Acquisition was $2,035,000.

Other income for 1997 was $1,920,000, compared to $668,000 for 1996. This increase is primarily related to other income of $1,064,000 from Shore Stop operations as well as an increase in customer finance charges and interest income from the existing operations of Griffith and Carl King.

    Fiscal 1996 vs. Fiscal 1995

The following discussion and analysis of the Company's financial condition and results of operations covers the year ending June 30,1996.

Net loss for 1996 was $3,665,000 compared to net income of $3,051,000 for 1995.

Total sales increased $19,526,000, or 11%, to $198,017,000 from 1995.  Total gallons of all petroleum products decreased by 8% primarily as a result of heating oil volume increasing by 30%, which increase was caused by two factors. One was the cold weather which was 26.3% colder than last year and 13.4% colder than normal. The second reason was that for several weeks in fiscal 1996, commercial natural gas customers switched to oil because of interruptions in their natural gas supply, while during 1995 the gas interruptions were minimal. Motor fuel volume decreased by 1%.

Cost of sales increased to $154,158,000, an increase of $13,914,000, or 10% from 1995. This can be attributed to the increase in the number of gallons of heating fuel sold and a 1% increase in the average wholesale cost of all petroleum products purchased.

Gross profit for 1996 was $43,860,000; an increase of $5,612,000, or 15%, from 1995. The gross profit increase was primarily due to the increase in gallons of heating fuel sold.

Selling, general and administrative expenses for 1996 were $29,033,000, an increase of $807,000, or 3%, from 1995. This increase was primarily attributable to the higher expenses as a result of increased petroleum sales due to colder weather offset, in part, by reductions of administrative expenses attributable to continued consolidations of operations and general cost savings.

Depreciation and amortization expenses were $11,189,000, an increase of $1,763,000, or 19%, from 1995. The increase was primarily attributable to the additional depreciation and amortization on the fixed assets and intangible assets resulting from purchase accounting adjustments in connection with the Acquisition.

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

Total sales increased $1,553,000, or 1%, to $178,491,000 from 1994. Total gallons of all petroleum products decreased by 5%. Heating fuel volume decreased by 25% as a result of two factors. One was the warm weather, which was 16% warmer than last year and 10.2% warmer than normal. The second reason was that for several weeks in fiscal 1994, commercial natural gas customers switched to oil because of interruptions in their natural gas supply, while during 1995 the gas interruptions were minimal. Motor fuel volume rose by 7% primarily due to aggressive marketing used to acquire additional contracts to supply independent gasoline stations.

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

Interest expense increased by $3,768,000, or 149%, to $6,294,000 from 1994. This increase resulted primarily from additional indebtedness incurred in connection with the Acquisition and higher interest rates.

Other income for 1995 was $1,050,000, an increase of $486,000, or 86%, from 1994. The increase results from increased interest income and gains on the sale of fixed assets.

Financial Condition.
    Fiscal 1997 vs. Fiscal 1996

Substantially all of the line items of the financial statements have increased from June 30, 1996 because of the Shore Stop Acquisition. The following discussion will focus on increases or decreases in balance sheet line items unrelated to the Shore Stop Acquisition and items which require additional explanation.

Accounts and notes receivable were $11,183,000 in 1997, compared to $11,813,000 in 1996. Accounts and notes receivable from Griffith and Carl King decreased by 11%, or $1,246,000, to $10,567,000. The decrease was primarily due to the decreased sales volume in 1997.

Refundable income taxes increased $169,000 from a payable of $73,000 to a refund due of $96,000 due to the income tax benefit related to the loss for 1997.

Other taxes receivable increased $906,000 primarily due to a change in state motor vehicle licenses which requires the company to pay Maryland motor fuel taxes when importing fuel into the state and apply for refunds, which take two to three months to receive, when exporting fuel out of the State and also an increase in federal excise taxes receivable. Short term deferred tax asset increased due certain temporary tax differences for warranty accrual, deferred revenue, and other balance sheet items.

Property, plant and equipment before depreciation increased by $11,104,000, or 47%. The Company acquired $6,238,000 of fixed assets through acquisitions, including the acquisition of Shore Stop. The additional increase was due to capital expenditures made to comply with Stage II Vapor Recovery regulations at some of the company-operated stations, investments in new dealer supply contracts, and the purchase of, and major repairs to tank trucks, service vans and other vehicles to provide service to customers.

Net intangibles was $73,962,000 in 1997, compared to $68,533,000 in 1996.
Net intangibles from Griffith and Carl King decreased 9%, or $5,878,000, to $62,655,000. The decrease is primarily due to the amortization of the intangibles. Net intangibles for Shore Stop was $11,307,000.

Deferred debt costs and other increased $320,000 from $3,760,000 to $4,080,000 as a result of the capitalization of the finance costs and other costs incurred in connection with financing the Shore Stop Acquisition. Such increase was partially offset by the amortization of such finance costs and other finance costs capitalized in connection with the 1994 Acquisition.

Accounts payable increased $1,128,000 to $8,709,000 in 1997. Accounts payable from Griffith and Carl King decreased by $2,312,000, or 31%, to $5,270,000. The decrease was primarily due to the timing of vendor payments at the end of 1997.

Deferred revenue increased primarily as a result of payments received from major oil companies in exchange for rebranding some of the company-operated stations.

Long term debt increased $19,756,000 to $85,107,000, primarily as a result of the debt incurred in connection with the Shore Stop Acquisition, partially offset by principal repayments.

Deferred income taxes decreased $2,111,000, or 26%, from $7,994,000 to $5,883,000 because of the amortization of intangible assets relating to the Acquisition and changes in other temporary differences.

Liquidity and Capital Resources.

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

The Company believes that cash flow from operating activities, cash on hand and periodic borrowings, if necessary, will be adequate to meet its operating cash requirements for the foreseeable future. In addition to its existing working capital facilities, the Company may enter into additional financing facilities to fund future acquisitions and for other purposes, to the extent such facilities are permitted under the terms of the Indenture (the "Indenture") governing the Company's 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes") and the Company's existing credit agreement.

The Company's operations generate substantial amounts of cash flow relative to net income, principally because of depreciation of fixed assets and amortization of customer and service accounts, and other intangibles obtained in acquisitions. During 1997, 1996, and 1995, net cash provided by operating activities was $6.6 million, $5.6 million, and $.4 million, respectively. Cash flow from operating activities in 1997 increased by $.8 million. Net cash provided by operating activities from existing operations of Griffith and Carl King decreased by $2.6 million . Such decrease was primarily the result of a decrease in net income, after adjusting for non-cash expenses, from the existing operations of Griffith and Carl King plus a net increase in operating assets and liabilities, in 1997 from 1996. Net cash provided by operating activities from Shore Stop was $3.2 million. Cash flow from operating activities in 1996 increased by $5.2 million as compared to 1995 due to colder winter weather.

During 1997, 1996, and 1995, net cash used in investing activities was $26 million, $1.6 million, and $62.3 million, respectively. Net cash used in investing activities increased by $24.4 million in 1997 primarily as a result of the Shore Stop Acquisition. Net cash used in investing activities decreased $60.7 million in 1996 from 1995 primarily as a result of the 1994 Acquisition.

During 1997, 1996, and 1995, net cash provided by(used in) financing activities $20.8 million, $(3.1) million, and $60 million, respectively. Net cash provided by financing activities increased by $23.9 million in 1997 primarily as a result of the increased debt incurred in connection with the Shore Stop Acquisition. Net cash provided by financing activities decreased $63.1 million in 1996 from 1995 primarily as a result of the additional debt incurred in connection with the 1994 Acquisition.

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

On August 29, 1997, The Company amended and restated the Credit Agreement to increase the amount of term borrowings outstanding thereunder from $49,850,000 to $50,100,000. The amendment modified the term loan's repayment schedule and revised certain financial covenants contained therein. The Company believes that it will be able to comply with all covenants in place during fiscal year 1998. Due to the seasonal nature of the heating oil business, the potential impact of warmer than normal winter temperatures and prevailing market conditions, actual financial results could differ from those originally anticipated.

Under the Credit Agreement, at the Company's request, the agent for the lenders from time to time issues letters of credit (the "Letters of Credit"). During the period from July 1, 1996 through June 30, 1997, the Company's peak total usage of the revolving credit facility was approximately $8.0 million in outstanding borrowings and $4.9 million in maximum drawing amount under Letters of Credit. At June 30, 1997, there was $6.4 million in borrowings and $3.6 million in Letters of Credit outstanding with respect to the revolving credit facility, leaving, subject to meeting certain borrowing base tests, $3,000,000 available for use thereunder. The revolving portion of the Credit Agreement expires in 1999 and the Company may be required to replace the revolving portion at such time. At September 26, 1997, there was $2.2 million in borrowings and $3.2 million in letters of credit outstanding.

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

Certain sections of this form 10-K, including "Notes to Consolidated Financial Statements" and Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements within the meaning of
Section 21E of the

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

Item 8.  Financial Statements and Supplementary Data

See Page F-1.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                             PART III

Item 10. Directors and Executive Officers of the Company

The following table sets forth certain information regarding the Company's Executive Officers and Directors of Griffith as of September 27, 1996:

         Name                Age       Position with the Company
         ----                ---       --------------------------

Howard B. Schlosberg          53       President, Director
Raymond R. McKenzie, Jr.      42       Chief Financial Officer,
                                       Vice President, Treasurer and Secretary
W. Randy Groft                36       Operations General Manager and Assistant
                                       Secretary
Todd R. Berman                40       Chairman of the Board
Barry Lassman                 56       Director, Consultant
Neil H. McLaurin, III         53       Director
Walter J. Meighan             72       Director, Consultant
Michael S. Shein              33       Director, Vice President

Howard B. Schlosberg has served as President of the Company since October 1992 and a director since 1991. He joined the Company in September 1990 and served as Vice President responsible for retail marketing until August 1991 when he became the Chief Operating Officer and Director in Charge of Operations. From 1983 to 1989, he served as Vice President and General Manager for Acme Oil Corporation in New Jersey. He has 23 years of experience in retail petroleum distribution and marketing.

Raymond R. McKenzie, Jr. has served as Chief Financial Officer, Treasurer and Secretary of the Company since March 1991 and as Vice President of the Company since September 1996. Mr. McKenzie joined the Company in November 1990 as the Corporate Controller. He has over 20 years of financial experience in both public accounting with the big six and in the private corporate sector. Most recently, he served as Controller for The Milton Company in Tysons Corner, Virginia from 1989 to 1990 and prior to that as a Senior Manager with Price Waterhouse, Washington, D.C.

W. Randy Groft has served as Assistant Secretary of the Company since April 1990. Mr. Groft joined the Company in September 1986 when the Company acquired John R. Brown, Inc. where he served as Operations Manager. Mr. Groft started with John R. Brown in 1983, giving him a total of eleven years experience in the industry. He has served the Company in various capacities, most recently appointed to Operations General Manager in March 1994.

Todd R. Berman has served as Chairman of the Board of Directors of the Company since December 1994. Mr. Berman is the President and founder of Chartwell Investments Inc. ("Chartwell"), a merchant banking firm. Prior to forming the predecessor to Chartwell in 1992, Mr. Berman served as a Managing Director of E.S. Jacobs & Company, an investment firm, from 1984 to 1992. Previously, Mr. Berman was a Vice President at Oppenheimer & Co., Inc. and an Associate at Allen & Company Incorporated. Mr. Berman is also a director, President and CEO of GHI. Mr. Berman has served as a director of Petro Stopping Centers, L.P. since January 1997.

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

Neil H. McLaurin, III has been a Director of the Company since December 1995.
 Mr. McLaurin has been Chairman of the Board of Directors, and Chief Executive Officer of E-Z Serve Corporation (E-Z Serve), since October 1990. Mr. McLaurin was also president of E-Z Serve from October 1990 to March 1997.
 E-Z Serve operates 706 convenience stores, 11 franchises, and distributes motor fuels through 189 non-company operated retail outlets in 20 states, predominantly in the Sunbelt. From 1989 to 1990, Mr. McLaurin served as a consultant for L.B. Consulting Co., an investment company in Houston, Texas.

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

Michael S. Shein has served as a Director of the Company and Vice President of the Company since December 1994. Mr. Shein is a Managing Director and co-founder of Chartwell. Prior to joining the predecessor to Chartwell in 1992, Mr. Shein served as a Senior Vice President, Vice President and Associate of E.S. Jacobs & Company from 1988 to 1992. Previously, Mr. Shein was employed by Goldman, Sachs & Co., an investment banking firm, in the Mergers & Acquisition Department. Mr. Shein is also a director and Vice President, Treasurer and Secretary of GHI. Mr. Shein has served as director of Petro Stopping Centers, L.P. since January 1997.

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

Members of the Board of Directors, other than Mr. Meighan and Mr. McLaurin, III, do not receive directors fees, but are reimbursed by the Company for their out-of-pocket expenses incurred in attending Board of Directors and committee meetings. Mr. Meighan and Mr. McLaurin,III receive an annual retainer of $10,000 plus an additional $1,500 fee for each director's meeting attended.

Directors and Executive Officers of Carl King

The following table sets forth certain information regarding Carl King's Executive Officers and Directors as of September 27, 1996:

         Name                Age       Position with Carl King
         ----                ---       -----------------------

Todd R. Berman                40       Chairman of the Board, Director
Gregory A. Stutzman           42       President
Howard B. Schlosberg          53       Vice President, Director
Michael S. Shein              33       Vice President, Director
Raymond R. McKenzie, Jr.      42       Vice President
Terrence P. Sullivan          39       Vice President

William L. Sanner             44       Vice President, Secretary
                                       and Treasurer
W. Randy Groft                36       Assistant Secretary

For information with respect to directors and officers of Carl King who serve as directors or officers of the Company, see "Directors and Executive Officers of the Company." The following is a brief description of the business experience for at least the past five years of the directors and officers of Carl King who do not have a position with the Company:

Gregory A. Stutzman was named President of Shore Stop Corp. And Carl King, Inc. in September 1996. Prior to the Company's purchase of Shore Stop, he served as Executive Vice President of Regent Investments, Inc. dba Shore Stop Food Stores. He has been continuously employed with Shore Stop since June 1987. Prior to being named Executive Vice President in 1995, he served as Director of Operations, Marketing Manager, and District Manager for Shore Stop. Prior to his employment with Shore Stop, he was employed with the Southland Corporation in Hampton, Virginia.

Terrence P. Sullivan has served as Vice President of Carl King, Inc. since October 1995. He joined the Company in October 1989. Mr. Sullivan is responsible for the contract dealer class of trade, commercial sales, supply and distribution. Prior to joining The Company, Mr. Sullivan held several marketing and financial analyst positions for Mobil Oil Corporation.

William L. Sanner has served as Controller and Treasurer of Carl King since June 1987. He has sixteen years of accounting, finance and budgeting experience with Carl King, USAir Inc. and MCI Telecommunications Inc.

The directors of Carl King are elected each year by the shareholder of Carl King to serve for a one-year term and until their successors are elected and qualified. The executive officers of Carl King are elected by the Board of Directors of Carl King to serve at the discretion of the Board of Carl King.


Directors and Executive Directors of Frederick Terminals


                                       Position with
Name                         Age       Frederick Terminals
----                         ---       -------------------

Todd R. Berman               40        Chairman of the Board, Director
Howard B. Schlosberg         53        Director, President

Raymond R. McKenzie, Jr.     42        Director, Treasurer and Secretary
Michael S. Shein             33        Director, Vice President

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


Item 11.  Executive Compensation

Set forth below is the applicable compensation information for the Company's President and the other most highly compensated executive officers whose annual paid or payable aggregate cash and non-cash compensation exceeded $100,000 (the "Named Executives") with respect to the fiscal year ended June 30, 1997.

                                      Summary Compensation Table
                                                                          Long-Term Compensation
                                                                                  Awards
                      Fiscal Year   Annual Compensation(1)    All Other   Shares of GHI Underlying
Name                    June 30,    Salary       Bonus        Comp.(2)           Options (#)
----                  -----------   ------       -----        ---------   ------------------------

Howard B. Schlosberg      1997     $200,000     $ 5,000       $15,200
President & Chief         1996      158,875      58,000        15,200
Executive Officer         1995      155,000      47,500         9,500              20,400

Bruce W. King             1997      158,875       -0-           7,000
President -               1996      158,875      58,000        11,000
    Carl King (3)         1995      155,000      47,500        10,500              20,400

Gregory A. Stutzman       1997     120,000       5,000         9,500               6,000
President - Shore Stop/   1996        N/A         N/A           N/A                 N/A
    Carl King             1995        N/A         N/A           N/A                 N/A

Raymond R.
    McKenzie, Jr.         1997      140,000       5,000        10,800
Chief Financial           1996      128,125      52,000        10,800
Officer, Vice President,  1995      125,000      43,750         8,500              10,200
Treasurer and Secretary

W.  Randy Groft           1997       95,000      5,000          8,300
Assistant Secretary       1996       85,000     25,000          6,400               5,000
                          1995        N/A         N/A            N/A

Terrence P. Sullivan      1997       75,000     20,000          8,700
Vice President -          1996       75,000     45,000          6,400               5,000
Carl King (Only)          1995         N/A        N/A            N/A

William L.  Sanner        1997       85,000      5,000          9,000
Treasurer and Secretary   1996       75,000     25,000          6,400               5,000
Carl King (Only)          1995         N/A        N/A            N/A


(1) Compensation deferred at the election of executive includable in category and year earned.

(2) Other compensation consists of employer matching contribution to the 401(K) plan that are 100%
    vested and automobile allowances.

(3)  Bruce King was no longer employed by the Company at June 30, 1997

The following table sets forth the "In-the-money" options for GHI common stock at fiscal year-end with respect to each of the executive officers named in the summary compensation table:

                                                 Fiscal Year-end Option Values

                                                      Number of Securities
                                                 Underlying Unexercised Option
                                                       at Fiscal Year-end
Name                                             (#) Exercisable/Unexercisable
--------------------------------------------------------------------------------

Howard B. Schlosberg                                       13,600/6,800
--------------------------------------------------------------------------------

Gregory A. Stutzman                                           0/6,000
--------------------------------------------------------------------------------

Raymond R. McKenzie, Jr.                                    6,800/3,400
--------------------------------------------------------------------------------

W. Randolph Groft                                           1,666/3,334
--------------------------------------------------------------------------------

Terrence P. Sullivan                                        1,666/3,334
--------------------------------------------------------------------------------

William L. Sanner                                           1,666/3,334
--------------------------------------------------------------------------------

Neil H. McLaurin, III                                       2,000/2,000
--------------------------------------------------------------------------------

The following table sets forth option grants made with respect to shares of GHI, the Company's parent, in 1997 with respect to each of the Executive Officers named in the Summary Compensation Table.

                             OPTION GRANTS OF SHARES OF GHI IN 1997

                                                                                                Potential Realizable
                                                                                                Value at Assumed
                                                                                                Annual Rates of Stock
                                                                                                Price Appreciation for
                                Individual Grants                                               Option Term
----------------------------------------------------------------------------------------------------------------------

                                               Percent of total   Exercise
                        No. of shares          option granted     of Base
                        underlying             to employees in    Price
Name                    option granted         fiscal year        ($/sh)     Expiration Date    5% ($)       10% ($)
----------------------------------------------------------------------------------------------------------------------
Gregory A. Stutzman     6,000                  100%               $30.00     September 14,      $113,201     $286,873
                                                                             2006
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------

Employment Agreements

The Company has entered into employment agreements with Messrs. Schlosberg and McKenzie for a period of three and two years ending on December 15, 2000 and December 15, 1999, respectively. Under the employment agreements the annual base salaries of Messrs. Schlosberg and McKenzie initially are $200,000, and $140,000, respectively, subject to an annual cost of living adjustment. They are also entitled to participate in any bonus plan approved by the Board of Directors of the Company. They are also entitled to any other benefits generally available to the senior management of the Company and the use of a company car. In addition, as described under "Incentive Equity Plan," GHI has established an incentive equity plan for senior management of the Company. Pursuant to their employment agreements, Messrs. Schlosberg and McKenzie received under the incentive equity plan options to purchase (at an exercise price per share of $16.4905) 1.5% and .75%, respectively, of GHI's common stock, on a fully diluted basis, as of the closing of the Acquisition. The Company has also entered into employment agreements with Messrs. W. Randolph Groft, William Sanner, Terrence Sullivan, and Gregory Stutzman with annual base salaries of $95,000, $85,000, $75,000, and $120,000, respectively, for three year periods ending between October 1998 and December 2000. If the Company terminates any of the employment agreements without cause or because the officer has been incapacitated for three consecutive months, then the terminated officer will be entitled to continue to receive his salary, plus certain benefits, for twelve months from the date of the notice of termination. The employment agreements contain certain customary non-solicitation and non-competition provisions upon termination of such agreements. The Company had entered into an employment contract with Bruce King which has been terminated.

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

The table below sets forth as of September 29, 1997 the number and percentage of outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock") beneficially owned by (i) each of the named executive officers of the Company; (ii) each director of the Company, Carl King and Frederick Terminals who owns Common Stock; (iii) all directors and executive officers of the Company, Carl King and Frederick Terminals as a group; and
(iv) each person known by the Company to own beneficially more than five percent of the Common Stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

                   Name                    Shares Owned            %
                   ----                    ------------           ---

    Griffith Holdings, Inc.............         1000              100
    2510 Schuster Drive
    Cheverly, MD 20781

King and Frederick Terminals are wholly owned Subsidiaries of the Company.

The following table sets forth as of June 30, 1997, the number and percentage of outstanding shares of the GHI common stock, par value $.01 per share, beneficially owned by (I) each of the named executive officers of the Company; (ii) each director of the Company, King, and Frederick Terminals; and (iii) all directors and executive officers of the Company, King, and Frederick Terminals as a group. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of GHI Common Stock indicated as beneficially owned by them, except as otherwise noted.

Name                                         Shares Owned             %
----                                         ------------             ---

Todd R. Berman(1).........................              -             -
Michael S. Shein(1).......................              -             -
Barry J. Lassman(2).......................         47,458             3.63
Howard B. Schlosberg(3)...................          3,032             *
Neil H. McLaurin, III (3).................          4,000             *
Raymond R. McKenzie, Jr.(3)...............          1,516             *
Walter J. Meighan.........................              -             -
All Directors and Officers as a Group(10)
                                                   56,006             4.28

------------

*        Less than one percent.
(1) Messrs. Berman and Shein are limited partners of Chartwell, L.P., a Cayman Islands limited partnership, which is the general partner and a limited partner of Griffith Partners L.P. and holds approximately 63% of the partnership interests of Griffith Partners L.P. and, consequently, may be deemed to beneficially own all of the shares of GHI beneficially owned by Chartwell Partners L.P. Griffith Partners L.P. beneficially holds 77.03% of the outstanding shares of GHI.
(2) BJL Holdings holds options to purchase 47,458 shares of the Common Stock of GHI, which options are immediately exercisable at a price per share equal to $16.4905. Mr. Lassman, President of BJL Holdings, may be deemed beneficially to own the shares owned by BJL Holdings.
(3) Messrs. Schlosberg, McLaurin, III and McKenzie hold options to purchase 20,400 shares, 4,000 shares and 10,200 shares, respectively, of GHI Common Stock exercisable within 60 days at a price per share equal to $16.4905.

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


                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(a)  Documents filed as part of this report:

    1.  Financial Statements

                                                               Page
                                                               -----

         Reports of Independent Auditors..................     F-2-3
         Consolidated Balance Sheets......................     F-4
         Consolidated Statements of Operations............     F-5
         Consolidated Statements of Changes in
           Shareholders' Equity...........................     F-6
         Consolidated Statements of Cash Flows............     F-7
         Notes to Consolidated Financial Statements.......     F-8-23

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

    [i]3.7    By-laws of the Company.

    [i]3.8    By-laws of Carl King, Inc.

    [i]3.9    By-laws of Frederick Terminals, Inc.

    [i]4.1 Indenture dated as of December 15, 1994 among the Company, Carl King, Frederick Terminals and NationsBank Trust Company of New York, as Trustee (including form of 141/2% Senior Subordinated Notes due 2004).

    [i]4.2 Purchase Agreement dated as of December 12, 1994 among GHI, Andrew One Corp. and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ").

    [i]4.3 A/B Exchange Registration Rights Agreement dated as of December 15, 1994 among the Company, Carl King,
              Frederick Terminals and DLJ.

    [j]4.4 Form of Letter Agreement dated December 15, 1994 among the Company, Sun Life Insurance Company of America, John Hancock Mutual Life Insurance Co., The Lincoln National Life Insurance Company and Pecks Management Partners.

    [i]4.5 Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 15, 1994 among the Company, Carl King, and certain lending institutions, with The First National Bank of Boston, as Agent (the "Credit Agreement").

    [i]4.6 Fourth Amended and Restated Revolving Credit Note, in the original principal amount of $9,500,000, dated as of December 15, 1994, made by the Company and Carl King in favor of The First National Bank of Boston.

    [i]4.7 Fourth Amended and Restated Revolving Credit Note, in the original principal amount of $2,500,000, dated as of December 15, 1994, made by the Company and Carl King in favor of The Riggs National Bank of Washington, D.C.

    [i]4.8 Term Note A dated as of December 15, 1994 made by the Company and Carl King in favor of each of Term Loan A lenders under the Credit Agreement.

    [i]4.9 Term Note B dated as of December 15, 1994 made by the Company and Carl King in favor of each of the Term Loan B lenders under the Credit Agreement.

    [i]4.10   Guaranty dated as of December 15, 1994 by Frederick
              Terminals in favor of the lending institutions party to the Credit Agreement and The First National Bank of
              Boston, as Agent.

    [i]4.11 Security Agreement dated as of December 15, 1994 among the Company, Carl King and The First National Bank of Boston, as Agent for the lending institutions party to the Credit Agreement.

    [i]4.12 Security Agreement dated as of December 15, 1994 among Frederick Terminals and The First National Bank of
              Boston, as Agent for the lending institutions party to the Credit Agreement.

    [i]4.13 Second Amended and Restated Stock Pledge Agreement dated as of December 15, 1994 among the Company and The First National Bank of Boston, as Agent for the lending institutions party to the Credit Agreement.

    [k]4.14 Amendment No. 1 dated as of March 15, 1995, to the Third Amended and Restated Revolving Credit and Loan Agreement dated as of December 15, 1994 among the Company, King, and certain lending institutions, with The First National Bank of Boston as Agent.

    [k]4.15   Amendment No. 1 dated as of March 15, 1995, to
              Indenture dated December 15, 1994, among the Company, King, Frederick Terminals and NationsBank Trust Company of New York, as Trustee.

     [n]4.16 Amendment No. 2 dated as of August 11, 1995, to the Third Amended and Restated Revolving Credit and Loan Agreement dated as of December 15, 1994, among the Company, King, and certain lending institutions, with The First National Bank of Boston as Agent.

    [p]4.17 Amendment No. 3 dated as of January 5, 1996 to the Third Amended and Restated Revolving Credit and Agreement dated as of December 15, 1994 among Griffith, Carl King, Inc. Shore Stop Corporation and certain lending institutions, with the First National Bank of Boston as Agent.
    [p]4.18 Fourth Amendedand Restated Revolving Credit and Term Loan Agreement dated as of July 8, 1996 among Griffith, Carl King, Inc. And certain lending institutions, with the First National Bank of Boston as Agent.

    [p]4.19   Second Supplemental Indenture, dated as of June 30,
              1996 to Indenture dated as of December 15, 1994 among the Company, King, Frederick Terminals and the Bank of New York as Successor Trustee.

    [q]4.20 First Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 1996 among the Company, King, Frederick Terminals and the Bank of New York as Successor Trustees

    4.21* Second Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 31, 1997 among the Company, King, Frederick Terminals and the Bank of New York as Successor Trustees.

    4.22* Third Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 29, 1997 among the Company, King, Frederick Terminals and the Bank of New York as Successor Trustees.

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

    [i]10.19 Consulting and Noncompetition Agreement dated as of August 26, 1994 among Thomas A. McManmon, GHI and ABC.

    [i]10.20 Noncompetition Agreement dated as of August 26, 1994 among Global Petroleum Co., GHI and ABC.

    [i]10.21 License Agreement dated as of December 15, 1994 among Global Petroleum Corp., the Company and Carl King.

    [i]10.22 Advisory Agreement dated as of December 15, 1994 among First Chartwell Investments Inc., the Company, GHI, ABC and Carl King.

    [i]10.23 Management Agreement dated as of December 15, 1994 among Chartwell Investments Inc., the Company and Carl King.

    [i]10.24 Consulting Agreement dated as of June 15, 1994 among BJL Holdings, LLC, GHI and ABC.

    [i]10.25 Consulting Agreement dated as of December 15, 1994 among Walter J. Meighan, GHI and the Company.

    [i]10.26 Employment Agreement dated as of December 15, 1994 among the Company and Todd R. Berman.

    [i]10.27 Employment Agreement dated as of December 15, 1994 among the Company and Michael S. Shein.

    [i]10.28 Employment Agreement dated as of December 15, 1994 among the Company and Howard B. Schlosberg.

    [i]10.29 Employment Agreement dated as of December 15, 1994 among the Company and Bruce W. King.

    [i]10.30 Employment Agreement dated as of December 15, 1994 among the Company and Raymond R. McKenzie, Jr..

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

    [i]10.34 Amended and Restated Master Lease Agreement dated as of December 15, 1994 among Griffith Consumers Leasing
              Partnership and the Company.

    [i]10.35 Letter Agreement dated as of December 14, 1994 among the Company, The Travelers Insurance Company, The Travelers Indemnity Company, The Travelers Life and Annuity Company and The Phoenix Insurance Company.

    [i]10.36 Indemnification Agreements between the Company and each of the directors and officers of the Company, Carl King and Frederick Terminals.

    [i]10.37 Guaranty dated as of September 15, 1994 by Duncan O. Thomas in favor of Griffith Maryland.

    [j]10.38  Independent Contractors Nonqualified Stock Option Plan.

    [j]10.39 Form of Grant and Stock Option Agreements among GHI and each of Simon Ramo, Robert Lindsay and William Spencer.

    [n]10.40 Non-compete Agreement dated July 26, 1994 between the Company and Reed Oil.

    [l]10.41 Indemnity Agreement dated December 20, 1995 by and between Griffith and Neil H. McLaurin III

    [m]10.42 Asset Purchase and Sale Agreement, dated as of April 23, 1996, by and among Griffith, Regent Investments, Inc., Delaware Investments, Inc. And Mid-Atlantic
              Investments, Inc.

    [p]10.43 Employment Agreement, dated October 18, 1995 between Griffith and Terrence P. Sullivan

    [p]10.44  Consulting Agreement, dated December 15, 1995 among
              Griffith, GHI and Walter J. Meighan.

    [j]12     Computation of Ratio of Earnings to Fixed Charges.

    [n]16 Letter from Ernst & Young LLP with respect to disclosure in Annual Report on Form 10-K (1995) relating to change in accountants.

    [i]21     Subsidiaries of the Company.

    [i]25 Form T-1 Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 of NationsBank Trust Company of New York relating to the New Notes
              (bound separately).

    27*       Financial Data Schedule

    [i]99.1   Letter of Transmittal.

    [i]99.2   Notice of Guaranteed Delivery.
_______________________

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

    [k]  Incorporated by reference to Exhibits to the Company's
         Report on Form 10-Q for the Quarter Ended March 31, 1995.

    [l]  Incorporated by reference to Exhibits to the Company's
         Report on Form 10-Q for the Quarter Ended December 31, 1995.

    [m] Incorpoated by reference to Exhibits to the Company's Report on Form 8-K dated May 3, 1996.

    [n]  Incorporated by reference to Exhibits to the Company's
         Annual Report on Form 10-K for the Fiscal Year Ended June
         30, 1995.

    [o]  Incorporated by reference to Exhibits to the Company's
         Current Report on Form 8-K dated May 3, 1996.

    [p]  Incorporated by reference to Exhibits to the Company's
         Annual Report on Form 10-K for the Fiscal Year Ended June
         30, 1996.

    [q]  Incorporated by reference to Exhibits to the Company's
         Report on Form 10-Q for the Quarter Ended Decemberr 31,
         1996.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company in the fourth quarter of 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, each thereunto duly authorized on the 29th day of September, 1997.

                             GRIFFITH CONSUMERS COMPANY


                             By:  /s/ Raymond R. McKenzie
                                  ----------------------------
                                  Name: Raymond R. McKenzie
                                  Title: Vice President, Secretary, and
                                         Treasurer

                             CARL KING, INC.


                             By:  /s/ Raymond R. McKenzie
                                  ----------------------------
                                  : Raymond R. McKenzie
                                  Title: Vice President

                             FREDERICK TERMINALS, INC.


                             By:  /s/ Raymond R. McKenzie
                                  -----------------------------
                                  : Raymond R. McKenzie
                                  Title: Secretary and Treasurer

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                             GRIFFITH CONSUMERS COMPANY

Name                          Title                           Date

/s/ Todd R. Berman            Chairman of the Board of        September 29, 1997
----------------------------  Directors
Todd R. Berman

/s/ Howard B. Schlosberg      President and Director          September 29, 1997
----------------------------  (Principal Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein          Vice President and Director     September 29, 1997
----------------------------
Michael S. Shein

/s/ Raymond R. McKenzie, Jr.  Vice President, Secretary and   September 29, 1997
----------------------------  Treasurer (Principal Financial
Raymond R. McKenzie, Jr.      and Accounting Officer)

/s/ Barry J. Lassman          Director                        September 29, 1997
----------------------------
Barry J. Lassman

/s/Walter J. Meighan          Director                        September 29, 1997
----------------------------
Walter J. Meighan

/s/Neil H. McLaurin           Director                        September 29, 1997
----------------------------
Neil H. McLaurin

                                   CARL KING, INC.

Name                          Title                           Date

/s/ Todd R. Berman            Chairman of the Board           September 29, 1997
----------------------------  of Directors
Todd R. Berman

/s/ Gregory A. Stutxman       President                       September 29, 1997
----------------------------
Gregory A. Stutzman

/s/ Raymond R. McKenzie, Jr.  Vice President(Principal        September 29, 1997
----------------------------  Financial and Accounting
Raymond R. McKenzie, Jr.      Officer)

/s/ Michael S. Shein          Vice President and Director     September 29, 1997
----------------------------
Michael S. Shein

/s/Howard B. Schlosberg       Vice President and Director     September 29, 1997
----------------------------
Howard B. Schlosberg


                              FREDERICK TERMINALS, INC.

Name                          Title                           Date

/s/ Todd R. Berman            Chairman of the Board of        September 29, 1997
----------------------------  Directors
Todd R. Berman

/s/ Howard B. Schlosberg      President and Director          September 29, 1997
----------------------------  (Principal Executive Officer)
Howard B. Schlosberg

/s/ Michael S. Shein          Vice President and Director     September 29, 1997
----------------------------
Michael S. Shein

/s/ Raymond R. McKenzie, Jr.  Secretary, and Director         September 29, 1997
----------------------------  (Principal Financial and
Raymond R. McKenzie, Jr.      Accounting Officer)

Exhibit #  Description

  4.21     Second Amendment   to the Fourth Amended and Restated Revolving
           Credit and Loan Agreement dated as of March 31, 1997, among the Company, King, and certain lending institutions, with The First National Bank of Boston as Agent.

  4.22     Third Amendment   to the Fourth Amended and Restated Revolving
           Credit and Loan Agreement dated as of August 29, 1997, among the Company, King, and certain lending institutions, with The First National Bank of Boston as Agent. .

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholder of
  Griffith Consumers Company:

We have audited the accompanying consolidated balance sheets of Griffith Consumers Company (a Delaware corporation) and subsidiaries ("Successor") as of June 30, 1997, and 1996, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the years ended June 30, 1997 and 1996, and for the period from December 16, 1994 through June 30, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffith Consumers Company and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996, and for the period from December 16, 1994 through June 30, 1995, in conformity with generally accepted accounting principles.



/S/ ARTHUR ANDERSEN LLP


Washington, DC
September 10, 1997

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTS



To the Shareholders of
  Griffith Consumers Company:



We have audited the accompanying consolidated statements of operations, changers in shareholder's equity and cash flows of Griffith Consumers Company and subsidiaries ("Predecessor") for the period July 1, 1994 through December 15, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/S/ ARTHUR ANDERSEN LLP




New York, New York
September 18, 1996

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                       JUNE 30,        JUNE 30,
ASSETS:                                                                                 1997            1996
---------------------------------------------------------------------------------  --------------  --------------
CURRENT ASSETS
CASH.............................................................................  $    3,212,107  $    1,687,443
ACCOUNTS AND NOTES RECEIVABLE, LESS ALLOWANCE FOR BAD DEBTS......................      11,182,949      11,813,211
PETROLEUM PRODUCTS INVENTORY.....................................................       1,704,747       1,228,347
REPAIR PARTS AND SUNDRY INVENTORY................................................       3,294,711       1,662,048
PREPAID EXPENSES AND OTHER.......................................................       1,336,380       1,320,055
INCOME TAXES RECEIVABLE..........................................................          95,603        --
OTHER TAXES RECEIVABLE...........................................................         906,050        --
DEFERRED TAX ASSET...............................................................       1,399,424        --
                                                                                   --------------  --------------
TOTAL CURRENT ASSETS.............................................................      23,131,971      17,711,104
PROPERTY, PLANT AND EQUIPMENT
LAND.............................................................................  $    5,622,871  $    5,533,870
BUILDINGS........................................................................       3,979,731       1,844,358
MACHINERY AND EQUIPMENT..........................................................      25,032,748      16,152,930
                                                                                   --------------  --------------
                                                                                       34,635,350      23,531,158
LESS: ACCUMULATED DEPRECIATION...................................................      11,523,797       6,019,263
                                                                                   --------------  --------------
                                                                                       23,111,553      17,511,895
INTANGIBLES--NOTE C
CUSTOMER AND SERVICE ACCOUNTS....................................................      39,842,186      37,063,186
COVENANTS NOT TO COMPETE.........................................................       3,821,001       2,936,824
GOODWILL.........................................................................      48,294,314      39,000,867
OTHER INTANGIBLES................................................................         868,869         836,344
                                                                                   --------------  --------------
                                                                                       92,826,370      79,837,221
LESS: ACCUMULATED AMORTIZATION...................................................      18,863,920      11,304,362
                                                                                   --------------  --------------
                                                                                       73,962,450      68,532,859
LONG-TERM NOTES RECEIVABLE.......................................................         990,694       1,054,816
DEFERRED DEBT COSTS & OTHER......................................................       4,080,416       3,759,756
                                                                                   --------------  --------------
TOTAL ASSETS.....................................................................  $  125,277,084  $  108,570,430
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                      JUNE 30,        JUNE 30,
LIABILITIES AND SHAREHOLDER'S EQUITY:                                                   1997            1996
---------------------------------------------------------------------------------  --------------  --------------
CURRENT LIABILITIES:
ACCOUNTS PAYABLE.................................................................  $    8,708,702  $    7,581,065
ACCRUED EXPENSES.................................................................       3,680,181       3,560,374
DEFERRED REVENUE.................................................................       3,189,405       2,471,880
INCOME TAXES PAYABLE.............................................................        --                73,103
OTHER TAXES PAYABLE..............................................................       1,536,084         198,517
CURRENT PORTION OF LONG-TERM DEBT-
NOTE F...........................................................................       5,448,956       4,240,893
                                                                                   --------------  --------------
TOTAL CURRENT LIABILITIES........................................................      22,563,328      18,125,832
LONG-TERM DEBT, LESS CURRENT PORTION-NOTE F......................................      85,107,114      65,350,995
DEFERRED REVENUE.................................................................       1,089,414        --
DEFERRED INCOME TAXES............................................................       5,882,534       7,993,849
POST-RETIREMENT EMPLOYEE BENEFITS AND OTHER......................................       1,523,830       1,541,330
                                                                                   --------------  --------------
TOTAL LIABILITIES................................................................     116,166,220      93,012,006
SHAREHOLDER'S EQUITY
COMMON STOCK, par value $.01 per share, 1,000 shares, authorized, issued and
  outstanding....................................................................              10              10
ADDITIONAL PAID-IN CAPITAL.......................................................      20,691,314      20,691,314
RETAINED DEFICIT.................................................................     (11,580,460)     (5,132,900)
                                                                                   --------------  --------------
TOTAL SHAREHOLDER'S EQUITY.......................................................       9,110,864      15,558,424
                                                                                   --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.......................................  $  125,277,084  $  108,570,430
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     SUCCESSOR                       PREDECESSOR
                                                    ----------------------------------------------  -------------
                                                    JUL 1, 1996 -   JUL 1, 1995 -   DEC 16, 1994 -  JUL 1, 1994 -
                                                    JUN 30, 1997    JUNE 30, 1996   JUNE 30, 1995   DEC 15, 1994
                                                    --------------  --------------  -------------   -------------
SALES FROM PETROLEUM PRODUCTS.....................  $  228,848,461  $  178,834,396  $  94,579,313  $  65,437,258
SERVICE, EQUIPMENT, AND OTHER SALES...............      48,268,872      19,182,816      9,535,569      8,939,201
                                                    --------------  --------------  -------------  -------------
  TOTAL SALES.....................................     277,117,333     198,017,212    104,114,882     74,376,459
COST OF SALES.....................................     222,278,093     154,157,555     80,504,645     59,739,106
                                                    --------------  --------------  -------------  -------------
  GROSS PROFIT....................................      54,839,240      43,859,657     23,610,237     14,637,353
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.....      42,384,649      29,032,933     15,358,839     12,866,611
DEPRECIATION EXPENSE..............................       5,671,562       4,124,316      2,136,576      1,304,698
AMORTIZATION EXPENSE..............................       8,089,904       7,065,138      3,970,889      2,013,836
                                                    --------------  --------------  -------------  -------------
  OPERATING (LOSS)INCOME..........................      (1,306,875)      3,637,270      2,143,933     (1,547,792)
INTEREST EXPENSE..................................      10,711,022       9,398,476      5,054,455      1,239,657
OTHER INCOME......................................       1,920,241         668,001        850,722        199,747
                                                    --------------  --------------  -------------  -------------
  LOSS BEFORE INCOME TAX..........................     (10,097,656)     (5,093,205)    (2,059,800)    (2,587,702)
INCOME TAX BENEFIT................................      (3,650,096)     (1,428,073)      (592,032)    (1,004,455)
                                                    --------------  --------------  -------------  -------------
  NET LOSS........................................  $   (6,447,560) $   (3,665,132) $  (1,467,768)    (1,583,247)
                                                    --------------  --------------  -------------  -------------
                                                    --------------  --------------  -------------  -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                      ADDITIONAL      RETAINED         TOTAL
                                                          COMMON       PAID-IN        EARNINGS     SHAREHOLDER'S
PREDECESSOR                                   SHARES       STOCK       CAPITAL       (DEFICIT)        EQUITY
------------------------------------------  -----------  ---------  -------------  --------------  -------------
Balance June 30, 1994.....................    2,355,000  $  23,550  $   2,849,407  $    4,962,499  $   7,835,456
Issuance Of Stock.........................        5,000         50         24,950        --               25,000
Net Loss..................................      --          --           --            (1,583,247)    (1,583,247)
                                            -----------  ---------  -------------  --------------  -------------
Balance December 15, 1994.................    2,360,000     23,600      2,874,357       3,379,252      6,277,209
Stock Redemption..........................   (2,360,000)   (23,600)    (2,874,357)     (3,379,252)    (6,277,209)
                                            -----------  ---------  -------------  --------------  -------------
Balance December 16, 1994.................      --       $  --      $    --        $     --        $    --
                                            -----------  ---------  -------------  --------------  -------------
                                            -----------  ---------  -------------  --------------  -------------

SUCCESSOR
Capital Contributions from Parent.........        1,000  $      10  $  20,691,314  $     --        $  20,691,324
Net Loss..................................      --          --           --            (1,467,768)    (1,467,768)
                                            -----------  ---------  -------------  --------------  -------------
Balance June 30, 1995.....................        1,000         10     20,691,314      (1,467,768)    19,223,556
Net Loss..................................      --          --           --            (3,665,132)    (3,665,132)
                                            -----------  ---------  -------------  --------------  -------------
Balance June 30, 1996.....................        1,000         10     20,691,314      (5,132,900)    15,558,424
Net Loss..................................      --          --           --            (6,447,560)    (6,447,560)
                                            -----------  ---------  -------------  --------------  -------------
Balance June 30, 1997.....................        1,000  $      10  $  20,691,314  ($  11,580,460) $   9,110,864
                                            -----------  ---------  -------------  --------------  -------------
                                            -----------  ---------  -------------  --------------  -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SUCCESSOR                             PREDECESSOR
                                    ---------------------------------------------------------  -----------------
                                          YEAR ENDED          YEAR ENDED    DECEMBER 16, 1994    JULY 1, 1994
                                           JUNE 30,            JUNE 30,          THROUGH            THROUGH
                                             1997                1996         JUNE 30, 1995    DECEMBER 15, 1994
                                    -----------------------  -------------  -----------------  -----------------
Operating activities
  Net loss..........................    ($ 6,447,560)        ($  3,665,132)  ($  1,467,768)      ($  1,583,247)
  Adjustments to reconcile net loss
   to net cash provided by (used
   in) operating activities:
    Depreciation....................       5,671,562             4,124,316       2,136,576           1,304,698
    Amortization....................       8,089,904             7,065,138       3,970,889           2,013,836
    Provision for bad debts.........         322,118               336,000          96,000              92,000
    Amortization of bond discount...         182,107               182,108          72,264                --
    Gain on sale of property, plant,
     equipment, and intangibles.....         (88,507)             (137,772)         (6,498)            (24,087)
    Changes in operating assets and
     liabilities
      Accounts and notes
       receivable...................         372,266            (3,555,567)       1,439,016         (1,571,994)
      Inventory.....................      (2,109,063)             (131,640)          43,919           (175,887)
      Prepaid expenses and other....         197,675               366,271          951,694         (1,841,787)
      Refundable Income taxes, net..      (2,474,180)            1,257,483           55,411         (1,234,890)
      Other assets..................         664,022              (151,688)      (1,990,701)          (771,997)
      Accounts payable..............       1,127,637             1,530,219       (2,770,914)         1,319,125
      Accrued expenses..............         119,807             1,415,755          254,306           (283,208)
      Deferred revenue..............       1,806,939              (779,158)      (1,615,715)         1,822,452
      Other liabilities.............        (791,248)           (2,233,090)        (238,900)           392,473
                                         ------------         ------------   ---------------     -------------
  Net cash provided by (used in)
   operating activities............        6,643,479             5,623,243          929,579           (542,513)

Investing activities
  Purchases of property, plant, and
   equipment.......................       (5,309,677)           (2,376,852)      (2,061,981)        (1,497,243)
  Purchases of intangible assets...            --                   --                --              (750,000)
  Proceeds from sale of property,
   plant, and equipment, and
   intangible assets...............          364,944               767,283           89,431            125,545
  Acquisition of business..........      (18,906,157)               --              (76,650)          (142,000)
  Purchase of predecessor's stock
   per Merger......................            --                   --          (54,280,000)             --
  Acquisition costs................       (2,050,000)               --           (3,674,391)             --
                                        ------------         -------------   ---------------     -------------
  Net cash used in investing
   activities......................      (25,900,890)           (1,609,569)     (60,003,591)        (2,263,698)

Financing activities
  Proceeds from (payment of)
   line of credit..................        3,800,000               800,000       (1,850,000)         1,850,000
  Proceeds from bond debentures
   issuance........................           --                    --            31,196,612             --
  Bond issue costs.................           --                    --            (1,473,000)            --
  Proceeds from term loans.........       21,850,000                --            40,275,853             --
  Prepaid interest.................           --                    --            (1,170,000)            --
  Payments on long-term debt.......       (4,867,925)           (3,929,316)      (27,793,692)       (1,760,875)
  Capital Contributions from
   Parents.........................           --                    --            20,691,314             --
  Issuance of capital stock........            --                   --                    10            25,000
                                        ------------         -------------   ---------------     -------------
  Net cash provided by (used in)
   financing activities............       20,782,075            (3,129,316)       59,877,097           114,125
                                        ------------         -------------   ---------------     -------------
  Increase (Decrease) in cash......        1,524,664               884,358           803,085        (2,692,086)
  Cash at beginning of period......        1,687,443               803,085                 0         2,692,086
                                        ------------         -------------   ---------------     -------------
  Cash at end of period.............     $ 3,212,107         $   1,687,443    $      803,085      $          0
                                         -----------         -------------   ---------------     -------------
                                         -----------         -------------   ---------------     -------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Griffith Consumers Company And Subsidiaries
                                    June 30, 1997

Notes to Consolidated Financial Statements

Note A--Introduction

On December 15, 1994, the transaction contemplated by the merger agreement ("Merger Agreement") dated August 26, 1994 between Griffith Consumers Company ("Griffith" and together with its wholly-owned subsidiaries, the "Company") and Griffith Holdings, Inc. ("GHI"), a corporation previously unrelated to the Company, closed, whereby GHI acquired all of the Company's 2,360,000 outstanding shares of common stock (the "Common Stock") for $23.00 cash per share. Pursuant to the Merger Agreement, ABC Acquisition Corp. ("ABC"), a wholly owned subsidiary of GHI, merged with and into the Company, and each share of the Company's common stock was converted into the right to receive $23.00 in cash (the "1994 Acquisition"). As a result of the Acquisition, the Company became a wholly owned subsidiary of GHI.

The 1994 Acquisition has been accounted for under the purchase method of accounting as of December 16, 1994. Accordingly, GHI has allocated its total purchase cost of approximately $54,280,000 to the assets and liabilities of the Company based upon the fair value of these assets and liabilities. The fair values assigned on the December 16, 1994 balance sheet were adjusted when valuation studies were completed. Because of this purchase price allocation, the accompanying consolidated financial statements of the Company for the periods July 1,1996 through June 30, 1997, July 1, 1995 through June 30, 1996 and December 16, 1994 through June 30, 1995 ("the Successor") are not directly comparable to the consolidated financial statements of the Company prior to December 16, 1994 ("the Predecessor").

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland ("the Acquisition") from Regent Investments, Inc., Delaware Inc., and Mid-Atlantic Investments, Inc. each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores. In addition, the Company also assumed $350,000 of debt. The acquisition was financed through an amendment and restatement of the Company's prior credit agreement ("Prior Credit Agreement", and as amended and restated, "Credit Agreement"). See Note F -- Debt

Note B--Business

The Company is engaged principally in the retail sale of home heating oil, the retail sale of gasoline through Company-owned gas stations, the sale of gasoline to independent dealer gas stations and the sale of other petroleum products.
The Company is also engaged in the sale and service of oil heating and air-conditioning equipment.

Note C--Significant Accounting Policies

Principles of Consolidation: The subsidiaries' accounts have been included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: Sales are recognized as deliveries are made or services are performed. Deferred revenue represents collections from customers who are on a periodic payment plan and who have made payments in excess of deliveries or services received and payments received from major petroleum suppliers in exchange for rebranding some of the company owned stations. Deferred revenue related to the station rebranding agreements is being amortized over the life of the related contracts.

Cash: Outstanding checks in excess of the cash balance of $972,000 and $763,000 are included in accounts payable balance at at June 30, 1997 and 1996, respectively.

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

Maintenance and repairs are expensed as incurred; significant renewals and betterments are capitalized. Maintenance and repair expense for the years ended June 30, 1997 and June 30, 1996, and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 was $1,958,417, $1,159,137,

$650,118, and $643,655, respectively.

Intangible Assets: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other identified intangibles are amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill is being amortized over a thirty year period except the goodwill related to the Acquisition which is amortized over 15 years. All intangible assets are amortized using the straight-line method. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No.121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires these assets to be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the potential impairment of intangibles and other long-lived assets by comparing the related undiscounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

Burner Service Contracts: A contingent liability is provided for labor and parts given free to customers during the years in which no revenue is received from the customer.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions made by management, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases , could not be realized in immediate settlement of the instrument.

The carrying amount reported in the June 30, 1997 balance sheet approximates the fair value for cash, accounts receivable and accounts payable. The fair value of the Company's fixed rate notes payable are estimated using a discounted cash flow analysis based on rates of 15%-16% which would generate fair market values ranging between $29,565,000 and $29,185,000.

Reclassifications: Certain amounts in the consolidated balance sheet for the year ended June 30, 1996 have been reclassified to conform to the June 30, 1997 presentations. Additionally, certain amounts in the consolidated statements of operations, changes in shareholder's equity and statements of cash flows for the periods July 1, 1994 through December 15, 1994 and December 16, 1994 through June 30, 1995, and the year ended June 30, 1996 have been reclassified to conform with the June 30, 1997 presentation.

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

Use of Estimates : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note D--1997 Acquisitions--Allocation of Purchase Price

In addition to the Shore Stop Acquisition, the Company consummated another 10 acquisitions which involved the purchase of certain assets of various retail heating oil companies and gasoline stations during fiscal year 1997. These acquisitions and the Shore Stop Acquisition were accounted for using the purchase method of accounting and, therefore, the financial statements include the results of operations of each acquired company from its acquisition date. There were no acquisitions during fiscal year 1996. The cost of the acquisitions in the current fiscal year was allocated as follows:

                                      Year Ended
                                     June 30, 1997
                              Shore Stop        Other
                             ----------------------------
Customer and service
  accounts                   $ 2,400,000    $     404,000
Covenants not to compete         200,000          150,000
Other Intangibles,
primarily Goodwill             8,980,000          534,000
Property, Plant and Equipment  5,770,000          468,000
                             -----------    -------------
                             $17,350,000       $1,556,000
                             -----------    -------------
                             -----------    -------------


Note E--Shore Stop Acquisition

The following condensed presentation of unaudited pro forma information was prepared to illustrate the estimated effects of the Shore Stop Acquisition on the Company with the assumption that the Shore Stop Acquisition occurred at July 1,1995:


                                            (000's)
                                     Twelve Months Ended
                                            June 30,
                                    -----------------------
                                       1997         1996
                                    -----------------------
    Pro forma total sales           $279,986     $ 281,846
    Pro forma net loss                (6,444)       (1,352)


Note F--Debt

In connection with the 1994 Acquisition, the Company retired the Predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Mortgage

Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Successor. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, the Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement") to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding letters of credit) available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes and Regent Note on these properties. As of June 30, 1997, the amount of the revolving credit facility borrowings outstanding was $6,400,000 and the maximum drawing amount under outstanding letters of credit was $3,631,000. During fiscal year 1997, the Company has paid $4,486,000 of interest and $4,600,000 of principal on the term loan under the Credit Agreement.

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

The Company has amended the Credit Agreement and Indenture on several occasions, (including its amendment and restatement in connection with the Shore Stop Acquisition), which among other things, revised certain financial covenants contained therein. The Company is currently in compliance with the Credit Agreement and the Indenture, as amended. Subsequent to year end, the Company amended the agreement. See
Note N -- Subsequent Events.

The outstanding balances, due dates and interest rates of debt at June 30, 1997 and 1996 were as follows:

                                    June 30,       June 30,
                                      1997           1996           Rate
                                  ------------------------------------------
Term loan due December 31, 2000   $16,100,000     $17,200,000   Prime + 1.5%
                                                               or Eurodollar
                                                                Rate + 2.75%

Term loan due December 31, 2002   $19,000,000     $17,250,000   Prime + 2%
                                                               or Eurodollar
                                                                Rate + 3.25%

Term loan due December 31, 2003   $14,750,000          ---     Prime + 2.25%
                                                              or Eurodollar
                                                                Rate + 3.5%

Mortgage note due April 5, 2001      $259,351        $324,905   7.75%

Promissory Note due July 11, 2005  $1,500,000          ---      8.0%

Senior Subordinated Notes due
  December 15, 2004, net of
  unamortized bond discount
  of $2,366,312                   $31,633,688     $31,451,581   14.5%

Line of Credit due December        $6,400,000     $2,600,000    Prime + 1.5%
  31, 1998                                                     or Eurodollar
                                                                Rate + 2.75%

Other long-term debt due                                        7.0% through
  through 2006                      $ 913,031       $765,402    9.5%
                                  -----------     ----------

Total debt                         $90,556,070   $69,591,888

Current portion of
  long-term debt                   ($5,448,956)  ($4,240,893)

Long-term debt, less
  current portion                 $ 85,107,114    $65,350,995
                                  ------------   ------------
                                  ------------   ------------

The term loan interest is payable either quarterly or based on the maturity of the Eurodollar Rate Loans. The Senior Subordinated Notes interest is paid semi-annually. All other interest payments are made monthly.

As noted above, the Company's term loan and line of credit are based on either the Prime rate or Eurodollar rate. The Company decides whether to use the Eurodollar or Prime rate based on the current market interest rates during the year.

The prime rate was 8.50% and 8.25% at June 30, 1997 and 1996, respectively. The average Eurodollar rate at June 30, 1997 and 1996 was 5.63% and 5.5%, respectively.

The Company entered into a interest rate swap covering the term loans outstanding at January 17, 1996. The amount of the swap coverage is reduced as payments of principle on the term loan are made. The interest rate provides a fixed Eurodollar rate of 5.22% for the term. The fair market value of this swap at June 30, 1997 was $134,527. On November 5, 1996, the Company entered into another interest rate swap agreement covering the additional term loan amounts outstanding on that date. The interest rate provides a fixed Eurodollar rate of 6.2% for the term of the agreement which expires on December 31, 1999. The fair market value of this swap at June 30, 1997 was $43,809.

The Company has available lines of credit. The maximum and average amounts outstanding (including the maximum drawing amount under
Outstanding Letters of Credit)and the maximum available for the fiscal years are as follows:
                            Year Ended June 30
                             1997        1996
                         -------------------------
Maximum Outstanding      $8,000,000   $ 10,800,000
Average Outstanding      $2,659,000   $  2,850,000
Maximum Available       $16,000,000   $ 16,000,000


The operating line of credit has a commitment fee of 1/2% per annum on the unused portion of the available amount. The Company paid $36,012, $44,281, $15,385, and $13,015 for the years ended June 30, 1997 and
1996 and during the periods December 16, 1994 through June 30, 1995 and during the periods July 1, 1994 through December 15, 1994, respectively.

The Company paid $10,711,022, $9,398,476, $5,054,455 and $1,239,657 in interest for the years ended June 30, 1997 and 1996 and during the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994, respectively. Principal payments due during each fiscal year ended June 30 under all loan agreements are as follows:
         1998                      $ 5,448,968
         1999                       11,768,176
         2000                        6,544,678
         2001                        8,143,626
         2002                        8,289,321
         Thereafter                 50,361,301
                                   -----------
                                   $90,556,070
                                   -----------
                                   -----------

Seven letters of credit, totaling $3,631,299, were outstanding at June 30, 1997 which reduce the amounts available under the line of credit. These letters expire on or before July 31, 1998. Management believes none of these letters of credit will be called in the future.

Note G--Related Party Transactions

In connection with the change of control in December 1994, the Company paid certain transaction-related fees and expense reimbursements to entities owned by certain of the current directors and controlling shareholders of the Company. Such payments totaled $1,172,360. A quarterly management fee is also paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $300,000 for fiscal years 1997 and 1996.

NOTE H--Income Taxes

The components of income tax expense (benefit) are as follows:

                                SUCCESSOR                      PREDECESSOR
                     -----------------------------------      -------------

                     YEAR ENDED    YEAR ENDED    DEC 16, 1994- JUL 1, 1994-
                     JUNE 30, 1997 JUNE 30,1996  JUN 30, 1995  DEC 15, 1994
                     ------------- ------------ -------------  ------------
Federal income taxes
    Current         $   (61,966)  $   159,438   $    11,469    $  (807,313)
    Deferred         (3,381,389)   (1,609,321)     (605,188)       (78,419)
State income taxes     (206,741)       21,810         1,687       (118,723)
                    -----------   -----------   -----------    -----------
                    $(3,650,096)  $(1,428,073)  $  (592,032)   $(1,004,455)
                    -----------   -----------   -----------    -----------
                    -----------   -----------   -----------    -----------

     A reconciliation of the difference between income tax (benefit) expense at the statutory federal rate and the effective rate is as follows:

                                   SUCCESSOR                       PREDECESSOR
                       ------------------------------------------ -------------
                       YEAR ENDED     YEAR ENDED     DEC 16, 1994-  JUL 1,1994-
                       JUNE 30,1997   JUN 30, 1996   JUN 30, 1995   DEC 15,1994
                       ------------   -----------    ------------   -----------
Statutory federal rate
  (34%)                   $(3,433,203)  $(1,731,690)   $ (700,332)  $  (879,819)
State income taxes, net
  of federal benefit         (504,883)     (254,660)     (102,990)    (140,400)
Goodwill-pre acquisition         -0-          -0-          12,480       12,963
Goodwill-post acquisition     499,980       500,073       193,419         -0-
Other, n et                  (211,990)       58,204         5,391        2,801
                          -----------   -----------   -----------   -----------
Income tax (benefit)
  expense                 $(3,650,096)   $(1,428,073) $  (592,032)  $(1,004,455)
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------

The components of deferred taxes are as follows at June 30, 1997:

    Deferred tax liabilities:
         Depreciation - PP&E                $  443,012
         Step-up in assets,
           excluding goodwill                7,198,709
                                            ----------
          Total                             $7,641,721
    Deferred tax assets:
         Allowance for bad debts               262,342
         Accrued Vacation                      109,807
         Alternative Minimum Tax               121,900
          Deferred Revenue                     508,950
          Reserve for Liabilities              417,000
          Net operating loss carryover         865,282
         Warranty reserves                     283,082
          Other                                460,898
                                            ----------
          Total                              3,029,261
                                            ----------
    Net deferred tax liabilities            $4,612,460
                                            ----------
                                            ----------

Deferred income taxes are provided for the temporary differences between the financial statements and the tax basis of assets and liabilities, except for goodwill in connection with the 1994 Acquisition, which is not deductible for tax purposes. The Company received income tax refunds of $132,948, $880,366, $199,504 in the years ended June 30, 1997 and 1996 and the periods December 16, 1994 through June 30, 1995, respectively. The Company made income tax payments of $165,467, $42,000, $107,189, and $278,300 in the years ended June 30, 1997 and 1996, the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994, respectively.

The Company files a consolidated federal income tax return with GHI as its parent corporation. GHI is ultimately liable for future federal income tax liabilities of the Company. The Company's federal tax provision is calculated on a separate return basis. The Company files separate company state income tax returns and is ultimately liable for its future state income tax liabilities.

The Company has net operating losses of $2,218,671 that expire in the year 2012 and alternative minimum tax credits of $312,566 that expire beginning in the year 2007.

Note I--Environmental Regulations

Management believes that the environmental reserve recorded as of June 30, 1997 is sufficient to cover all known liabilities under which it is probable that the Company will be obligated to undertake remediation. Management's assessment of the environmental liability is based, in part, on two comprehensive environmental studies conducted on different segments of the Company's business by independent environmental consultants that
were completed during fiscal year 1995 and fiscal year 1996.   Management
is not aware of
any additional significant environmental exposures since the completion of these studies.

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

Note J--Pension and Other Benefit Plans

As part of an acquisition agreement, the Company agreed to provide postretirement health and life benefits to certain retirees and spouses of an entity acquired in 1987. The net present value of these postretirement benefits has been established as a liability for all periods presented. Under this agreement, the Company pays 100% of the health insurance premiums for 33 retirees and spouses, 100% of the life insurance premiums for 15 retirees and spouses. There were 33 retirees and spouses at June 30, 1997 and the Company's portion of the retirees' premiums approximated $36,000, $37,000, and $36,000 during the years ended June 30, 1997, 1996, and 1995, respectively.

The actuarial present value of the accumulated post-retirement benefit obligation ("APBO") was approximately $560,000 as of June 30, 1997. Net post-retirement benefit expense for the year ended June 30, 1996 was $39,000.

Effective January 1, 1988, the Company adopted "The Griffith Consumers Company 401(k) Plan and Trust" (the "Plan"). All full-time employees are eligible to participate in the Plan after one year of employment. Until December 31, 1992, each eligible participant could elect to contribute 2% to 15% of compensation, and the Company contributed an equal amount up to 2% of the participant's total compensation. Effective January 1, 1993, the Company contribution was increased to 3%. Total contributions charged to expense for the years ended June 30, 1997 and 1996 and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 were $334,000, $286,000, $141,000, and $119,000, respectively.

Note K--Allowance for Bad Debts

Activity in the allowance for bad debts is as follows:

                                       YEAR ENDED June 30
                            1997         1996            1995
                        ---------      --------       ---------

Beginning Balance       $ 691,479      $ 463,398      $ 552,073
Provision for bad debts   322,118        336,000        188,000
Accounts written off,
  net of recoveries      (340,924)      (107,919)      (276,675)
                        ---------      ---------      ---------
Ending balance          $ 672,673      $ 691,479      $ 463,398
                        ---------      ---------      ---------
                        ---------      ---------      ---------

Note L--Commitments and Contingencies

The Company leases office facilities, petroleum product storage facilities, computer equipment and transportation equipment. The Company's operating leases range in length from one to six years. Certain leases have options for renewal.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with terms of one year or more, consist of the following:

           YEAR ENDING           TOTAL OPERATING
            JUNE 30,                  LEASES
           -----------           ---------------

           1998                     $ 2,454,389
           1999                       1,605,988
           2000                       1,004,597
           2001                         764,144
           2002                         328,947
           Thereafter                     -0-
                                    -----------
           Total minimum
           lease payments           $ 6,158,065
                                    -----------
                                    -----------

Rental expense for all operating leases for the years ended June 30, 1997 and 1996 and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 was $2,527,459, $1,147,110, $643,929, and
$544,863, respectively. The Company derives rental income primarily from real estate leases to dealers. Rental income for the years ended June 30, 1997 and 1996 and the periods December 16, 1994 through June 30, 1995 and July 1, 1994 through December 15, 1994 was $218,467, $212,216, $109,580, and $88,395 respectively.

The Company purchases petroleum products pursuant to supply contracts or on the spot market. At June 30, 1997, the Company was a party to 14 supply contracts which are effective for periods of up to three years. These contracts establish maximum amounts of petroleum products which a supplier is required to provide but the Company is not required to purchase. The price approximates market at time of purchase. Historically, the Company has procured approximately one-half of its petroleum products under these supply contracts and the balance on the spot market.

The Company has 112 contracts with terms varying from two to twenty years to supply nonaffiliated gasoline stations with petroleum products. These contracts establish minimum amounts of petroleum products which the Company will supply. The price approximates market at time of purchase.

Company management believes the probability is remote that the outcome of litigation and other proceedings relating to Griffith Consumers Company and its subsidiaries will have a material adverse impact on the results of the Company's operations or its financial position.

Note M--Subsidiaries' Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and , collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King, Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of June 30, 1997 and June 30, 1996, the combined condensed statements of operations and cash flows for the years ended June 30,1997 and June 30, 1996, and changes in shareholder's equity for the period from June 30, 1994 through June 30, 1997.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                       COMBINED CONDENSED BALANCE SHEETS

                                                                                     -------------  -------------
                                                                                        JUNE 30        JUNE 30
                                                                                         1997           1996
                                                                                     -------------  -------------
  Current assets...................................................................  $   8,420,729  $   5,215,700
  Net property, plant and equipment................................................     19,322,128     13,500,023
  Net intangibles..................................................................     23,416,596     12,496,263
  Other............................................................................      2,372,638        566,783
                                                                                     -------------  -------------
                                                                                     $  53,532,091  $  31,778,769
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Shareholder's Equity:
  Current liabilities..............................................................  $  12,303,935  $   5,940,506
  Due to Parents...................................................................      4,142,706      5,335,763
  Long-term debt, less current portion.............................................     34,681,538     15,143,539
  Other liabilities................................................................      1,117,377      1,555,511
  Shareholder's equity.............................................................      1,286,535      3,803,450
                                                                                     -------------  -------------
                                                                                     $  53,532,091  $  31,778,769
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                    --------------  -------------
                                                                                    JUL 1, 1996 -   JUL 1, 1995 -
                                                                                    JUNE 30, 1997   JUNE 30, 1996
                                                                                    --------------  -------------
Total sales.......................................................................  $  182,587,779  $  96,811,737
Cost of sales.....................................................................     155,356,837     84,057,750
                                                                                    --------------  -------------
  Gross profit....................................................................      27,230,942     12,753,987
Selling, general, and administrative expenses.....................................      22,077,719      8,398,315
Depreciation expense..............................................................       4,206,072      2,800,950
Amortization expense..............................................................       2,222,540        875,467
                                                                                    --------------  -------------
  Operating (loss) income.........................................................      (1,275,389)       679,255
  Interest expense................................................................       4,160,745      2,304,060
  Other income....................................................................       1,302,505        238,749
                                                                                    --------------  -------------
  Loss before income tax benefit..................................................      (4,133,629)    (1,386,056)
  Income tax benefit..............................................................      (1,616,714)      (448,087)
                                                                                    --------------  -------------
  Net loss........................................................................  $   (2,516,915) $    (937,969)
                                                                                    --------------  -------------
                                                                                    --------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
         COMBINED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                          INVESTMENT     RETAINED       TOTAL
                                                                              BY         EARNINGS    SHAREHOLDER'S
                                                                            PARENT       (DEFICIT)      EQUITY
                                                                         ------------  ------------  ------------
PREDECESSOR
Balance June 30, 1994..................................................  $  5,792,610  $  2,031,209   $7,823,819
Net Income.............................................................       --            375,524      375,524
                                                                         ------------  ------------  ------------
Balance December 15, 1994..............................................     5,792,610     2,406,733    8,199,343
Stock Redemption.......................................................       --         (2,406,733)  (2,406,733)
                                                                         ------------  ------------  ------------
Balance December 16, 1994..............................................  $  5,792,610       --        $5,792,610
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
SUCCESSOR
Net Loss...............................................................       --         (1,051,191)  (1,051,191)
                                                                         ------------  ------------  ------------
Balance June 30, 1995..................................................       --         (1,051,191)   4,741,419
Net Loss...............................................................       --           (937,969)    (937,969)
                                                                         ------------  ------------  ------------
Balance June 30, 1996..................................................       --         (1,989,160)   3,803,450
Net Loss...............................................................       --         (2,516,915)  (2,516,915)
                                                                         ------------  ------------  ------------
Balance June 30, 1997..................................................       --         (4,506,075)   1,286,535

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      JUL 1, 1995-
                                                                                       JUL 1, 1996-     JUNE 30,
                                                                                       JUNE 30, 1997      1996
                                                                                       -------------  ------------
Operating activities.................................................................  $   4,300,832  $  1,994,347
Investment activities................................................................    (24,719,233)      (92,128)
Financing activities.................................................................     20,406,915      (948,985)
                                                                                       -------------  ------------
(Decrease) Increase in cash..........................................................        (11,486)      953,234
Cash at beginning of year............................................................        953,234       --
                                                                                       -------------  ------------
Cash at end of year..................................................................  $     941,748  $    953,234
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Note N--Subsequent Events

On August 29, 1997, the Company amended and restated the Credit Agreement to increase the amount of term borrowings outstanding thereunder from $49,850,000 to $50,100,000. The amendment modified the term loan's repayment schedule and revised certain financial covenants contained therein. The Company believes that it will be able to comply with all covenants in place during fiscal year 1998. Due to the seasonal nature of the heating oil business, the potential impact of warmer than normal winter temperatures, and prevailing market conditions, actual financial results could differ from those originally anticipated.

The revised principal payments due during each fiscal year ended June 30 under all loan agreements are as follows:

                   1998           $2,009,553
                   1999            8,578,761
                   2000            2,963,988
                   2001            7,103,146
                   2002            8,789,321
                   2003           12,312,184
                   Thereafter     49,049,117
                                  ----------
                                  $90,806,070
                                  ----------
                                  ----------