Form 10-Q
period 1997-09-30
GRIFFITH CONSUMERS CO /DE/
filed 1997-11-14
CIK 935814

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending September 30, 1997


                                               OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____



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

(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

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

As of November 14, 1997, the Issuers had the following number of shares of common stock outstanding:

           Griffith Consumers Company      : 1,000 shares
           Carl King, Inc.                 : 1,000 shares
           Frederick Terminals, Inc.       : 500 shares

                       Griffith Consumers Company and Subsidiaries
                                   September 30, 1997

                                         Index

PART I.     FINANCIAL INFORMATION

           Item 1.    Financial Statements

                       A. Consolidated Balance Sheets
                          September 30, 1997 and June 30, 1997..........  3 - 4

                       B. Consolidated Statements of Operations
                          Three months ended September 30, 1997
                          and 1996......................................      5

                       C. Consolidated Statements of Changes in
                          Shareholder's Equity..........................      6

                       D. Consolidated Statements of Cash Flows
                          Three months ended September 30, 1997
                          and 1996......................................      7

                       E. Notes to Consolidated Financial
                          Statements.................................... 8 - 15

           Item 2.     Management's Discussion and Analysis.............16 - 21


PART II.   OTHER INFORMATION

      Item 1.     Legal Proceedings.......................................   22

      Item 2.     Changes in Securities...................................   22

      Item 3.     Defaults upon Senior Securities.........................   22

      Item 4.     Submission of Matters to a Vote of
                  Security Holders........................................   22

      Item 5.     Other Information.......................................   22

      Item 6.     Exhibits and Reports on Form 8-K........................   22


Signatures................................................................   23

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,      JUNE 30,
                                                                1997             1997
                                                         ----------------  --------------
                                                             (Unaudited)
ASSETS:
CURRENT ASSETS
 CASH...................................................   $    1,938,842   $    3,212,107
 ACCOUNTS AND NOTES RECEIVABLE,
  LESS ALLOWANCE FOR BAD DEBTS..........................        9,542,563       11,182,949
 PETROLEUM PRODUCTS INVENTORY...........................        1,837,444        1,704,747
 REPAIR PARTS AND SUNDRY INVENTORY......................        3,341,268        3,294,711
 PREPAID EXPENSES AND OTHER.............................        1,659,297        1,336,380
 INCOME TAXES RECEIVABLE................................        1,124,809           95,603
 OTHER TAXES RECEIVABLE.................................          594,301          906,050
 DEFERRED TAX ASSET.....................................        1,681,932        1,399,424
                                                         ----------------  ---------------
TOTAL CURRENT ASSETS....................................       21,720,456       23,131,971

PROPERTY, PLANT AND EQUIPMENT
 LAND...................................................   $    5,622,871   $    5,622,871
 BUILDINGS..............................................        3,979,731        3,979,731
 MACHINERY AND EQUIPMENT................................       25,869,248       25,032,748
                                                         ----------------  ---------------
                                                               35,471,850       34,635,350
 LESS: ACCUMULATED DEPRECIATION.........................       13,001,955       11,523,797
                                                         ----------------  ---------------
                                                               22,469,895       23,111,553

INTANGIBLES--NOTE C.....................................
 CUSTOMER AND SERVICE ACCOUNTS..........................       39,867,186       39,867,186
 COVENANTS NOT TO COMPETE...............................        3,286,824        3,286,824
 GOODWILL...............................................       49,249,316       49,249,315
 OTHER INTANGIBLES......................................          435,224          423,045
                                                         ----------------  ---------------
                                                               92,838,550       92,826,370
 LESS: ACCUMULATED AMORTIZATION.........................       20,778,452       18,863,920
                                                         ----------------  ---------------
                                                               72,060,098       73,962,450
LONG-TERM NOTES RECEIVABLE..............................        1,318,975          990,694
DEFERRED DEBT COSTS & OTHER.............................        3,877,062        4,080,416
                                                         ----------------  ---------------
TOTAL ASSETS............................................   $  121,446,486   $  125,277,084
                                                         ----------------  ---------------
                                                         ----------------  ---------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,      JUNE 30,
                                                                       1997             1997
                                                                 ----------------  --------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES:

 ACCOUNTS PAYABLE..............................................   $    7,740,122   $    8,708,702
 ACCRUED EXPENSES..............................................        4,189,764        3,400,181
 DEFERRED REVENUE..............................................        5,151,309        3,189,405
 OTHER TAXES PAYABLE...........................................        2,349,029        1,536,084
 CURRENT PORTION OF LONG-TERM DEBT-NOTE F......................        2,009,573        5,448,956
                                                                 ----------------  --------------
TOTAL CURRENT LIABILITIES......................................       21,439,797       22,283,328

LONG-TERM DEBT, LESS CURRENT PORTION-NOTE F....................       85,765,623       85,107,114
DEFERRED REVENUE...............................................          969,414        1,089,414
DEFERRED INCOME TAXES..........................................        5,614,314        5,882,534
POST-RETIREMENT EMPLOYEE BENEFITS AND OTHER....................        1,803,830        1,803,830
                                                                 ----------------  --------------
TOTAL LIABILITIES..............................................      115,592,978      116,166,220

SHAREHOLDER'S EQUITY
 COMMON STOCK, par value $.01 per share,
  1,000 shares, authorized, issued and
  outstanding..................................................               10               10
 ADDITIONAL PAID-IN CAPITAL....................................       20,691,314       20,691,314
 RETAINED DEFICIT..............................................      (14,837,816)     (11,580,460)
                                                                 ----------------  --------------
TOTAL SHAREHOLDER'S EQUITY.....................................        5,853,508        9,110,864
                                                                 ----------------  --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.....................   $  121,446,486   $  125,277,084
                                                                 ----------------  --------------
                                                                 ----------------  --------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           JUL 1, 1997 -  JUL 1, 1996 -
                                                           SEP 30, 1997   SEP 30, 1996
                                                            (Unaudited)    (Unaudited)
                                                           -------------  -------------
SALES FROM PETROLEUM PRODUCTS............................  $  51,590,950  $  48,003,377
SERVICE, EQUIPMENT, AND OTHER SALES......................     14,886,178     12,538,157
                                                           -------------  -------------
  TOTAL SALES............................................     66,477,128     60,541,534
COST OF SALES............................................     54,965,894     49,997,807
                                                           -------------  -------------
  GROSS PROFIT...........................................     11,511,234     10,543,727
SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES...............................................     10,730,740      9,368,457
DEPRECIATION EXPENSE.....................................      1,551,814      1,292,282
AMORTIZATION EXPENSE.....................................      2,061,584      1,942,484
                                                           -------------  -------------
  OPERATING LOSS.........................................     (2,832,904)    (2,059,496)
   INTEREST EXPENSE......................................      2,717,041      2,588,448
   OTHER INCOME..........................................        510,144        444,915
                                                           -------------  -------------
  LOSS BEFORE INCOME TAX.................................     (5,039,801)    (4,203,029)
   INCOME TAX BENEFIT....................................     (1,782,445)    (1,513,491)
                                                           -------------  -------------
  NET LOSS...............................................  $  (3,257,356) $  (2,689,538)
                                                           -------------  -------------
                                                           -------------  -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)

                                                                                 Additional     Retained        Total
                                                                    Common        Paid-in       Earnings     Shareholder's
                                                      Shares         Stock        Capital       (Deficit)       Equity
                                                    -----------  -------------  ------------  -------------  ------------
Balance June 30, 1996.............................       1,000            10      20,691,314     (5,132,900)  15,558,424
Net Loss..........................................          --            --              --     (6,447,560)  (6,447,560)
                                                    -----------  -------------  ------------  -------------  ------------
Balance June 30, 1997.............................       1,000            10      20,691,314    (11,580,460)   9,110,864
Net Loss..........................................          --            --              --     (3,257,356)  (3,257,356)
                                                    -----------  -------------  ------------  -------------  ------------
Balance September 30, 1997........................       1,000            10      20,691,314    (14,837,816)   5,853,508
                                                    -----------  -------------   ------------  -------------  ------------
                                                    -----------  -------------   ------------  -------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               July 1, 1997        July 1, 1996
                                                                                 through             through
                                                                            September 30, 1997  September 30, 1996
                                                                            ------------------  ------------------
Operating activities
  Net loss................................................................    ($   3,257,355)     ($   2,689,538)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation.........................................................         1,551,814           1,292,282
     Amortization.........................................................         2,061,584           1,942,484
     Provision for bad debts..............................................            88,500              63,514
     Amortization of bond discount........................................            45,527              45,527
     Gain on sale of property, plant, equipment, and intangibles..........           (38,220)            (77,577)
     Changes in operating assets and liabilities
        Accounts and notes receivable.....................................         1,223,605           1,989,253
        Inventory.........................................................          (179,254)         (2,478,829)
        Prepaid expenses and other........................................          (322,917)           (303,243)
        Refundable Income taxes, net......................................          (999,965)         (1,275,705)
        Other assets......................................................            44,122             839,519
        Accounts payable..................................................          (968,581)          1,653,015
        Accrued expenses..................................................           509,583             959,177
        Deferred revenue..................................................         2,931,318           1,407,571
        Other liabilities.................................................          (264,689)            542,988
                                                                            ------------------  ------------------
  Net cash provided by operating activities...............................         2,425,072           3,910,438
Investing activities
   Purchases of property, plant, and equipment............................          (951,322)           (318,844)
   Proceeds from sale of property, plant, and equipment,
     and intangible assets................................................            79,386             275,659
   Acquisition of business................................................          --               (17,418,500)
   Acquisition costs......................................................          --                (2,050,000)
                                                                            ------------------  ------------------
   Net cash used in investing activities..................................          (871,936)        (19,511,685)
Financing activities
   Proceeds from (payment of) line of credit..............................        (2,600,000)         (2,600,000)
   Proceeds from term loans...............................................           250,000          21,850,000
   Payments on long-term debt.............................................          (476,401)         (1,225,860)
                                                                            ------------------  ------------------
   Net cash (used in)provided by financing activities.....................        (2,826,401)         18,024,140
                                                                            ------------------  ------------------
   (Decrease) Increase in cash............................................        (1,273,265)          2,422,893
Cash at beginning of period...............................................         3,212,107           1,687,443
                                                                            ------------------  ------------------
Cash at end of period.....................................................    $    1,938,842      $    4,110,336
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Griffith Consumers Company And Subsidiaries
                                 September 30, 1997

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

Operating results for the three months ended September 30, 1997 do not necessarily indicate the results that may be expected for the fiscal year ending June 30, 1998. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1997.

Note C--Significant Accounting Policies

Intangible Assets: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Other identified intangibles are amortized over periods not exceeding ten years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill is being amortized over a thirty year period except the goodwill related to the Shore Stop Acquisition which is amortized over 15 years. All intangible assets are amortized using the straight-line method. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires these assets to be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the potential impairment of intangibles and other long-lived assets by comparing the related undiscounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

Debt Issuance Costs: The costs associated with the issuance of term debt are amortized utilizing the effective interest method over the term of the underlying debt instrument. The terms of the Company's existing debt, incurred in December 1994 and July 1996, range from six to ten years.

Income Taxes: Deferred income taxes are provided for the temporary differences between the financial statements and the tax basis of assets and liabilities, except for goodwill which is not deductible for tax purposes. Deferred income taxes relate to primarily goodwill related to the 1994 Acquisition, depreciation associated with property, plant, and equipment, allowances for bad debts and various accruals of salaries and related benefits.

Note D--Acquisitions--Allocation of Purchase Price

The Company made no material acquisitions during the first three months of fiscal year 1998. During the first three months of fiscal year 1997, the Company consummated the Shore Stop Acquisition and acquired the assets of a retail heating oil company. These acquisitions were accounted for as purchase transactions and, therefore, the financial statements include the results of operations of each acquired company from its acquisition date. The cost of the acquisitions for the three months ended September 30, 1996:


         Property, plant, and equipment.........................   $ 5,808,500
         Customer and service
           accounts.............................................     2,430,000

         Covenants not to compete...............................       200,000
         Other Intangibles,
           primarily goodwill...................................     8,980,000
                                                                    -----------
                                                                   $17,418,500
                                                                    -----------
                                                                    -----------


Note E--Shore Stop Acquisition--Unaudited Pro Forma

The following condensed presentation of unaudited pro forma information was prepared to illustrate the estimated effects of the Shore Stop Acquisition on the Company with the assumption that the Shore Stop Acquisition occurred at July 1, 1996:

                                                          (000's)
                                                         Unaudited
                                                     Three Months Ended
                                                        September 30,
                                                 -------------------------
                                                     1997           1996
                                                 -------------------------

        Total Sales..............................    $66,477      $63,411
        Net Loss.................................     (3,257)      (2,686)

Note F  -- Debt

In connection with the 1994 Acquisition, the Company retired the predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Prior Credit Agreement"). Mortgage notes of the predecessor(the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Company. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, the Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement") to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding letters of credit) available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes and Regent Note on these properties. As of September 30, 1997, the amount of the revolving credit facility borrowings outstanding was $3,800,000 and the maximum drawing amount under outstanding letters of credit was $3,191,000. From July 1, 1997 to September 30, 1997, the Company has paid $1,147,000 of interest and $403,000 of principal on the term loan under the Credit Agreement.

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

The Company has amended the Prior Credit Agreement, (including its amendment and restatement in connection with the Shore Stop Acquisition) the Credit

Agreement and the Indenture on several occasions during the fiscal years ended prior to June 30, 1997, which among other things, revised certain financial covenants contained therein. On August 29, 1997 the Company amended the Credit Agreement to increase the amount of term loan borrowings then outstanding thereunder from $49,850,000 to $50,100,00. The amendment also revised certain financial covenants contained therein and the term loan repayment schedule. On September 26, 1997, the Company further amended the Credit agreement to revise the definition of eligible petroleum inventory, which term is used in calculating borrowing base. The Company is currently in compliance with the Credit Agreement and the Indenture, as amended.

Note G--Related Party Transactions


A management and consulting fee and expense reimbursements are paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $75,000 of management and consulting fees for the first three months of fiscal years 1998 and 1997.

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



Note J--Subsidiaries, Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and, collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King, Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of September 30, 1997 and June 30, 1997, the combined condensed statements of operations and cash flows for the periods July 1, 1997 through September 30, 1997 and the statement of changes in shareholder's equity from June 30, 1996 to September 30, 1997.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                       COMBINED CONDENSED BALANCE SHEETS

                                                          SEP 30         JUNE 30
                                                           1997           1997
                                                        (Unaudited)
                                                       -------------  -------------
ASSETS:
  Current assets...................................    $ 8,429,499    $ 8,420,729
  Net property, plant and equipment................     19,042,989     19,322,128
  Net intangibles..................................     22,904,953     23,416,596
  Other............................................      2,222,598      2,372,638
                                                       -------------  -------------
                                                       $  52,600,039  $  53,532,091
                                                       -------------  -------------
                                                       -------------  -------------
Liabilities and Shareholder's Equity:
  Current liabilities................................  $  11,031,028  $  12,303,935
  Due to Parents.....................................      3,404,927      4,142,706
  Long-term debt, less current portion...............     35,756,331     34,681,538
  Other liabilities..................................      1,324,355      1,117,377
  Shareholder's equity...............................      1,083,398      1,286,535
                                                       -------------  -------------
                                                       $  52,600,039  $  53,532,091
                                                       -------------  -------------
                                                       -------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       JUL 1, 1997 -  JUL 1, 1996 -
                                                       SEP 30, 1997   SEP 30, 1996
                                                        (Unaudited)    (Unaudited)
                                                       -------------  -------------
Total sales..........................................  $  53,343,712  $  46,945,085
Cost of sales........................................     45,248,522     39,367,135
                                                       -------------  -------------
   Gross profit......................................      8,095,190      7,577,950
Selling, general, and administrative expenses........      6,062,123      4,980,487
Depreciation expense.................................      1,167,179        940,174
Amortization expense.................................        581,450        513,959
                                                       -------------  -------------
   Operating income..................................        284,438      1,143,330
   Interest expense..................................      1,016,327        978,655
   Other income......................................        414,611        280,154
                                                       -------------  -------------
   (Loss) Income before income tax...................       (317,278)       444,829
   Income tax (benefit) expense......................       (114,141)       202,886
                                                       -------------  -------------
   Net (loss) income.................................  $    (203,137) $     241,943
                                                       -------------  -------------
                                                       -------------  -------------

    CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
            COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   Unaudited

                                              Investment     Retained         Total
                                                  By         Earnings      Shareholder's
                                                Parent       (Deficit)        Equity
                                             ------------  --------------  -------------
 Balance June 30, 1996.....................     5,792,610  ($  1,989,160)     3,803,450
Net loss...................................            --     (2,516,915)    (2,516,915)
                                             ------------  --------------  -------------
 Balance June 30, 1997.....................  $  5,792,610  ($  4,506,075)  $  1,286,535
Net loss...................................            --       (203,137)      (203,137)
                                             ------------  --------------  -------------
 September 30, 1997........................  $  5,792,610  ($  4,709,212)  $  1,083,398
                                             ------------  --------------  -------------
                                             ------------  --------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS



                                                           Jul 1, 1997-  Jul 1, 1996-
                                                           Sep 30, 1997  Sep 30, 1996
                                                           (Unaudited)   (Unaudited)
                                                           -----------  -------------
Operating activities.....................................   $ 508,399  ($  2,317,550)
Investment activities....................................    (849,819)   (19,302,422)
Financing activities.....................................     (88,900)    21,485,432
                                                           -----------  -------------
  Increase in cash.......................................    (430,320)      (134,540)
Cash at beginning of year................................     941,748   $    953,234
                                                           -----------  -------------
Cash at end of year......................................   $ 511,428   $    818,694
                                                           -----------  -------------
                                                           -----------  -------------

                     Griffith Consumers Company and Subsidiaries

                                  September 30, 1997

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

The fiscal year of Griffith Consumers Company ("Griffith", and together with its subsidiaries, the "Company" or "Successor") ends June 30.

Overview

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking. In analyzing the results of the Company's operations, consideration should be given to the seasonal nature of the heating oil business and prevailing weather conditions, growth by acquisition, world oil market conditions and the ability to pass on variations in wholesale petroleum costs to customers. Financial results may vary from year-to-year as a result of these factors. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to any forward looking statement contained herein that may be made to reflect future events or circumstances.

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

On July 11, 1996, the Company, through its wholly-owned subsidiary, Shore Stop Corporation ("Shore Stop"), acquired certain assets ("Shore Stop Acquisition") used in the operations of a chain of 49 convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia, under the "Shore Stop" trade name and a dealer petroleum sales business supplying 31 dealers from two facilities located in Virginia and Maryland (the "Shore Stop Operations") from Regent Investments, Inc., Delaware Investments, Inc. and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores. In addition, the Company also assumed $350,000 of debt.

As a result of the Shore Stop Acquisition, the financial statements for the three months ended September 30, 1997 are not directly comparable to the consolidated financial statements of the Company for the three month period ended September 30, 1996. The following discussion should be read in connection with the historical financial information included in the consolidated financial statements of the Company.


Results of Operations for Three Months Ended September 30 of 1997 Versus 1996

References to particular years, unless otherwise indicated, are references to the first quarter of the fiscal year for the year indicated.


The net loss for 1998 was $3,257,000, compared to a net loss of $2,690,000 for the same period in 1997. The increase in net loss was due primarily to the reasons outlined below.

Total sales increased by $5,935,000 or 10% to $66,477,000 for 1998, from $60,542,000 during 1996. The increase was primarily due to a 8% increase in motor fuels volume and a 20% increase in sundry sales. Sundry sales increased from $10,841,000 to $13,054,000. The sundry sales increase of $2,213,000 was due primarily to the fact that there were 10 less days of Shore Stop Operations in fiscal year 1997 because the Shore Stop Acquisition occurred on July 11, 1996. In addition, Shore Stop and Carl King, Inc.("King") acquired five additional gasoline stations in separate transactions at different times and closed one station for a net increase of four stations in the period subsequent to September 30, 1996 which also accounted for increased sales.

Cost of sales for 1998 was $54,966,000, an increase of $4,968,000, or 10%,from 1997. The increase in cost of sales was primarily due to a 8% and 2% increase in the sales volume and cost per gallon, respectively, of motor fuels. In addition, sundry cost of goods sold increased due to increased sundry sales.

Gross profit for 1998 was $11,511,000, an increase of $968,000, or 9%, from 1997. The increase is primarily due to the increased gross profit derived from increased sundry sales.

Selling, general and administrative expenses ("SG&A") were $10,731,000, an increase of $1,362,000, or 15%, compared to 1997. The increase was due primarily to increased operating costs related to 10 additional days of Shore Stop Operations and a net increase of four stations from fiscal year 1997 to fiscal year 1998. In addition, the increase is attributable to higher operating costs associated with the increase in motor fuels volume in 1998 from 1997.

Depreciation expense for 1998 was $1,552,000, an increase of $260,000, or 20%, from 1997. Amortization expense for 1998 increased by $119,000, or 6%, to $2,062,000. The increases were primarily related to an additional 10 days of depreciation and amortization of assets acquired in the Shore Stop Acquisition during 1998. Additionally, depreciation increased as a result of the depreciation on assets acquired through capital expenditures made in the twelve months ended September 30, 1997.

Financial Condition

Accounts and notes receivable decreased $1,640,000, or 15%, to $9,543,000 from June 30, 1997. The decrease was due primarily to the seasonal nature of the business.

Prepaid expenses and other increased $323,000, or 24%, to $1,659,000. The increase is due primarily to an increase in prepaid insurance related to the timing of the payment of business insurance premiums.

Income taxes receivable increased $1,029,000 from a refund due of $96,000 to a refund due of $1,125,000 resulting from an income tax benefit related to the loss before income tax for the first three months of fiscal year 1998.

Other taxes receivable decreased $312,000 from a refund due of $906,000 at June 30, 1997 to $594,000 at September 30, 1997 due to the receipt of motor fuel tax refunds during 1998.

Deferred tax asset increased from $1,399,000 to $1,682,000 at September 30, 1997 due to certain temporary tax differences for warranty accrual, deferred revenue, and other balance sheet items.

Accounts payable decreased $969,000 to $7,740,000. The decrease was primarily due to the timing of vendor payments at the end of the quarter.

Accrued expenses increased $790,000 from $3,400,000 to $4,190,000. The increase is due primarily to the increase in accrued interest related to the senior subordinated debt.

Short term deferred revenue increased by $1,962,000, or 62%, primarily due to an increase in the prepaid balances of the Company's residential heating oil customers on the Company's budget plan. As a result of the budget plan, most budget plan customers have a prepaid balance for the first quarter of the fiscal year. In addition, deferred revenue increased as a result of payments received from major oil companies in connection with branding certain company-operated gasoline stations.

Other taxes payable increased $813,000, or 53%, to $2,349,000 due primarily to an increase in excise taxes due to states.

In August of 1997, the Company amended the Credit Agreement (as defined) to increase the amount of term loan borrowings outstanding thereunder from $49,850,000 to $50,100,000 and to revise the term loan repayment schedule and certain financial covenants contained therein (the "August 1997 Amendment"). Current portion of long-term debt decreased $3,439,000 to $2,010,000 primarily due to the revision of the term debt payment schedule pursuant to the August 1997 Amendment. Long term debt, less current portion increased due to the revision of the term debt payment schedule and increased term loan borrowings pursuant to the August 1997 Amendment, offset by the payment of scheduled Credit Agreement principal payments.

Deferred income taxes decreased $269,000, or 5%, from $5,883,000 to $5,614,000 related primarily to the amortization of intangible assets relating to the 1994 Acquisition.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

Net cash provided by operating activities was $2,425,000 for the three months ended September 30, 1997 compared to $3,910,000 of net cash provided by operating activities for the three months ended September 30, 1996, a decrease of $1,485,000. Such decrease was primarily the result of an increase in net loss, after adjusting for non-cash expenses, plus a net increase in operating assets and liabilities, in 1998 from 1997.

Net cash used in investing activities decreased by $18,640,000 from $19,512,000 for the three months ended September 30, 1996 to $872,000 for the three months ended September 30, 1997. The decrease was primarily the result of the Shore Stop Acquisition which occurred in July 1996 and increased capital expenditures in the first three months of fiscal year 1998.

Net cash used in financing activities was $2,826,000 for the three months ended September 30, 1997. Net cash provided by financing activities was $18,024,000 for the three months ended September 30, 1996. The decrease in cash provided by financing activities was primarily the result of the financing of the Shore Stop Acquisition in fiscal year 1997.

The Company believes that cash flow provided from operations, supplemented by the Credit Agreement's revolving credit facility, will provide sufficient funds to meet the Company's anticipated liquidity needs for current operations and internal growth.

As of July 8, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Prior Credit Agreement"; and as amended and restated, the "Credit Agreement") to, among other things, increase the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding Letters of Credit (as defined) available thereunder) from $12,000,000 to $13,000,000 and the term loan thereunder from $34,450,000 to $54,450,000. The Credit Agreement was subsequently amended by an amendment dated as of December 31, 1996 to, among other things, increase the amount of the revolving credit facility provided thereunder from $13,000,000 to $16,000,000 during the period from February 12, 1997 through March 31, 1997 and to revise certain financial covenants contained therein. The Company again amended the Credit Agreement and amended the Indenture (the "Indenture") governing the Company's 14 1/2% Senior Subordinated Notes due December 15, 2004 as of March 15, 1997 to revise certain financial covenants contained therein. In addition, the Credit Agreement was amended as of August 29, 1997 to increase the amount of term borrowings then outstanding thereunder from $49,850,000 to $50,100,00. The August 1997 Amendment also revised certain financial covenants contained therein and the Credit Agreement's term loan repayment schedule. On September 26, 1997, the Company further amended the Credit Agreement to revise the definition of eligible petroleum inventory, which term is used in calculating borrowing base. The Company is currently in compliance with the covenants contained in the Credit Agreement and the Indentures as amended.

Under the Credit Agreement, at the Company's request, the agent for the lenders from time to time issues letters of credit (the "Letters of Credit"). During the period from July 1, 1997 through the date hereof, the Company's peak total usage of the revolving credit facility was approximately $5.4 million in outstanding borrowings and $3.6 million in maximum drawing amount under Letters of Credit. At October 31, 1997, there was $3.7 million in borrowings and $3.2 million in Letters of Credit outstanding with respect to the revolving credit facility, leaving subject to meeting certain borrowing base tests, $6,100,000 available for use thereunder. The revolving portion of the Credit Agreement expires in 1999 and the Company may be required to replace the revolving portion at such time.

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

                Griffith Consumers Company and Subsidiaries
                                  September 30, 1997


                             PART II.  OTHER INFORMATION

1.  Legal Proceedings
         None

2.  Changes in Securities
         None

3.  Defaults upon Senior Securities
         None

4.  Submission of Matters to a Vote of Security Holders
         None

5.   Other Information
         None


6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          4.23 Fourth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated September 26, 1997 by and among Griffith Consumers Company, Carl King, Inc.,Shore Stop Corporation, BankBoston, N.A., The Travelers Insurance Company, The Travelers Indemnity Company, Senior Debt Portfolio, Riggs Bank N.A.,CypressTree Investment Management, Inc., CypressTree Investment Partners I, LTD, and Deeprock & Company, and BankBoston, N.A. as Agent.

      (b) Report on Form 8-K
            None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 1997.

GRIFFITH CONSUMERS COMPANY
    Registrant

/S/ Raymond R. McKenzie, Jr.
----------------------------
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer and
Principal Financial Officer)



CARL KING, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
----------------------------
Raymond R. McKenzie, Jr., Vice
President (Authorized Officer and
Principal Financial Officer)



FREDERICK TERMINALS, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
----------------------------
Raymond R. McKenzie, Jr., Secretary
(Authorized Officer and Principal
Financial Officer)