Form 10-Q
period 1997-12-31
GRIFFITH CONSUMERS CO /DE/
filed 1998-02-17
CIK 935814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending December 31, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               ------  -------
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
        (301) 322-3111

           (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X  Yes       No
                                               ---      ----

As of February 17, 1998, the Issuers had the following number of shares of common stock outstanding:

                 Griffith Consumers Company  :  1,000 shares
                 Carl King, Inc.             :  1,000 shares
                 Frederick Terminals, Inc.   :   500 shares

                   Griffith Consumers Company and Subsidiaries
                               December 31, 1997

                                      Index


PART I.       FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        A. Consolidated Balance Sheets
                           December 31, 1997 and June 30, 1997           3--4

                        B. Consolidated Statements of Operations
                           Three months and six months ended
                           December 31, 1997 and 1996                    5--6

                        C. Consolidated Statements of Changes in
                           Shareholder's Equity June 30, 1996 to
                           December 31, 1997                                7

                        D. Consolidated Statements of Cash Flows
                           Six months ended December 31, 1997 and
                           1996                                             8

                        E. Notes to Consolidated Financial
                           Statements                                   9--16

              Item 2.      Management's Discussion and Analysis        17--23

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings                               24

              Item 2.      Changes in Securities                           24

              Item 3.      Defaults upon Senior Securities                 24

              Item 4.      Submission of Matters to a Vote of
                           Security Holders                                24

              Item 5.      Other Information                               24

              Item 6.      Exhibits and Reports on Form 8-K                24

Signatures                                                                 25


                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,       JUNE 30,
                                                                                       1997             1997
ASSETS:                                                                             (UNAUDITED)
--------------------------------------------------------------------------------  ---------------  --------------
CURRENT ASSETS

 CASH...........................................................................   $     683,545   $    3,212,107
 ACCOUNTS AND NOTES RECEIVABLE, LESS ALLOWANCE FOR BAD DEBTS....................      13,611,552       11,182,949
 PETROLEUM PRODUCTS INVENTORY...................................................       1,852,322        1,704,747
 REPAIR PARTS AND SUNDRY INVENTORY..............................................       3,405,652        3,294,711
 PREPAID EXPENSES AND OTHER.....................................................       1,873,471        1,336,380
 INCOME TAXES RECEIVABLE........................................................          63,076           95,603
 OTHER TAXES RECEIVABLE.........................................................         286,625          906,050
 DEFERRED TAX ASSET.............................................................       2,875,734        1,399,424
                                                                                  ---------------  --------------
TOTAL CURRENT ASSETS............................................................      24,651,977       23,131,971

PROPERTY, PLANT AND EQUIPMENT
 LAND...........................................................................   $   5,622,871   $    5,622,871
 BUILDINGS......................................................................       3,979,731        3,979,731
 MACHINERY AND EQUIPMENT........................................................      26,724,905       25,032,748
                                                                                  ---------------  --------------
                                                                                      36,327,507       34,635,350
 LESS: ACCUMULATED DEPRECIATION.................................................      14,587,292       11,523,797
                                                                                  ---------------  --------------
                                                                                      21,740,215       23,111,553
INTANGIBLES--NOTE C
 CUSTOMER AND SERVICE ACCOUNTS..................................................      39,867,184       39,867,184
 COVENANTS NOT TO COMPETE.......................................................       3,286,824        3,286,824
 GOODWILL.......................................................................      49,249,316       49,249,316
 OTHER INTANGIBLES..............................................................         457,209          423,046
                                                                                  ---------------  --------------
                                                                                      92,860,533       92,826,370

 LESS: ACCUMULATED AMORTIZATION.................................................      22,693,702       18,863,920
                                                                                  ---------------  --------------
                                                                                      70,166,831       73,962,450
LONG-TERM NOTES RECEIVABLE......................................................       1,427,293          990,694
DEFERRED DEBT COSTS & OTHER.....................................................       3,721,535        4,080,416
                                                                                  ---------------  --------------
TOTAL ASSETS....................................................................   $ 121,707,851   $  125,277,084
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                     DECEMBER 31,
                                                                                         1997         JUNE 30,
LIABILITIES AND SHAREHOLDER'S EQUITY:                                                 (UNAUDITED)       1997
-----------------------------------------------------------------------------------  --------------  ------------
CURRENT LIABILITIES:

 ACCOUNTS PAYABLE..................................................................  $    7,476,872  $  8,708,702
 ACCRUED EXPENSES..................................................................       3,169,941     3,400,181
 DEFERRED REVENUE..................................................................       4,999,008     3,189,405
 OTHER TAXES PAYABLE...............................................................       2,279,492     1,536,084
 CURRENT PORTION OF LONG-TERM DEBT-NOTE F..........................................       2,009,571     5,448,956
                                                                                     --------------  ------------
TOTAL CURRENT LIABILITIES..........................................................      19,934,884    22,283,328
 LONG-TERM DEBT, LESS CURRENT PORTION-NOTE F.......................................      89,032,971    85,107,114
DEFERRED REVENUE...................................................................         849,414     1,089,414
DEFERRED INCOME TAXES..............................................................       5,189,466     5,882,534
POST-RETIREMENT EMPLOYEE BENEFITS AND OTHER........................................       1,751,242     1,803,830
                                                                                     --------------  ------------
TOTAL LIABILITIES..................................................................     116,757,977   116,166,220

SHAREHOLDER'S EQUITY
 COMMON STOCK, par value $.01 per share, 1,000 shares, authorized, issued and
  outstanding......................................................................              10            10
 ADDITIONAL PAID-IN CAPITAL........................................................      20,691,314    20,691,314
 RETAINED DEFICIT..................................................................     (15,741,450)  (11,580,460)
                                                                                     --------------  ------------
TOTAL SHAREHOLDER'S EQUITY.........................................................       4,949,874     9,110,864
                                                                                     --------------  ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.........................................  $  121,707,851  $125,277,084
                                                                                     --------------  ------------
                                                                                     --------------  ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     OCT 1, 1997 -  OCT 1, 1996 -
                                                                                     DEC 31, 1997   DEC 31, 1996
                                                                                      (Unaudited)    (Unaudited)
                                                                                     -------------  -------------
SALES FROM PETROLEUM PRODUCTS......................................................  $  57,123,495  $  62,719,576
SERVICE, EQUIPMENT, AND OTHER SALES................................................     13,011,047     11,905,908
                                                                                     -------------  -------------
  TOTAL SALES......................................................................     70,134,542     74,625,484

COST OF SALES......................................................................     53,926,203     60,001,084
                                                                                     --------------  ------------
  GROSS PROFIT.....................................................................     16,208,339     14,624,400

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES.........................................................................     11,548,405     11,278,632
DEPRECIATION EXPENSE...............................................................      1,586,960      1,284,180
AMORTIZATION EXPENSE...............................................................      2,058,157      1,947,899
                                                                                     -------------  -------------
  OPERATING INCOME.................................................................      1,014,817        113,689

  INTEREST EXPENSE.................................................................      2,695,619      2,693,786

  OTHER INCOME.....................................................................        390,234        382,495
                                                                                     -------------  -------------
  LOSS BEFORE INCOME TAX...........................................................     (1,290,568)    (2,197,602)

  INCOME TAX BENEFIT...............................................................       (386,934)      (765,777)
                                                                                     -------------  -------------
  NET LOSS.........................................................................  $    (903,634) $  (1,431,825)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   JUL 1, 1997 -   JUL 1, 1996 -
                                                                                    DEC 31, 1997    DEC 31, 1996
                                                                                    (Unaudited)     (Unaudited)
                                                                                   --------------  --------------
SALES FROM PETROLEUM PRODUCTS....................................................  $  108,714,445  $  110,722,953
SERVICE, EQUIPMENT, AND OTHER SALES..............................................      27,897,225      24,444,065
                                                                                   --------------  --------------
  TOTAL SALES....................................................................     136,611,670     135,167,018
COST OF SALES....................................................................     108,892,097     109,998,891
                                                                                   --------------  --------------
  GROSS PROFIT...................................................................      27,719,573      25,168,127

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES....................................      22,279,145      20,647,089
DEPRECIATION EXPENSE.............................................................       3,138,774       2,576,462
AMORTIZATION EXPENSE.............................................................       4,119,741       3,890,383
                                                                                   --------------  --------------
  OPERATING LOSS.................................................................      (1,818,087)     (1,945,807)

  INTEREST EXPENSE...............................................................       5,412,660       5,282,234

  OTHER INCOME...................................................................         900,378         827,410
                                                                                   --------------  --------------
  LOSS BEFORE INCOME TAX.........................................................      (6,330,369)     (6,400,631)

  INCOME TAX BENEFIT.............................................................      (2,169,379)     (2,279,268)
                                                                                   --------------  --------------
NET LOSS.........................................................................  $   (4,160,990) $   (4,121,363)
                                                                                   --------------  --------------
                                                                                   --------------  --------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (Unaudited)


                                                                                 ADDITIONAL     RETAINED        TOTAL
                                                                    COMMON        PAID-IN       EARNINGS     SHAREHOLDER'S
                                                      SHARES         STOCK        CAPITAL       (DEFICIT)       EQUITY
                                                    -----------  -------------  ------------  -------------  -------------
Balance June 30, 1996.............................       1,000            10      20,691,314     (5,132,900)   15,558,424

Net Loss..........................................          --            --              --     (6,447,560)   (6,447,560)
                                                      ---------      ---------    ----------     -----------   -----------
Balance June 30, 1997.............................       1,000            10      20,691,314    (11,580,460)    9,110,864

Net Loss..........................................          --            --              --     (4,160,990)   (4,160,990)
                                                      ---------      ---------    ----------     -----------   -----------
Balance December 31, 1997.........................       1,000            10      20,691,314    (15,741,450)    4,949,874
                                                      ---------      ---------    ----------     -----------   -----------
                                                      ---------      ---------    ----------     -----------   -----------








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                JULY 1, 1997      JULY 1, 1996
                                                                                  THROUGH            THROUGH
                                                                              DECEMBER 31,1997  DECEMBER 31, 1996
                                                                              ----------------  -----------------
Operating activities
  Net loss..................................................................   ($   4,160,990)    ($  4,121,363)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Depreciation.............................................................        3,138,774         2,576,462
   Amortization.............................................................        4,119,741         3,890,383
   Provision for bad debts..................................................          178,000           143,514
   Amortization of bond discount............................................           91,055            91,054
   Gain on sale of property, plant, equipment, and intangibles..............          (40,196)          (86,523)
   Changes in operating assets and liabilities
     Accounts and notes receivable..........................................       (3,043,202)       (4,121,973)
     Inventory..............................................................         (258,516)       (2,923,042)
     Prepaid expenses and other.............................................         (537,091)         (218,213)
     Refundable taxes, net..................................................         (824,358)       (1,639,152)
     Other assets...........................................................           34,759           826,207
     Accounts payable.......................................................       (1,231,830)        3,046,445
     Accrued expenses.......................................................         (230,240)         (154,832)
     Deferred revenue.......................................................        1,569,603           483,207
     Other liabilities......................................................           (2,248)           18,638
                                                                              ----------------  -----------------
Net cash used in operating activities.......................................       (1,196,739)       (2,189,188)

Investing activities
  Purchases of property, plant, and equipment...............................       (2,151,555)       (1,263,931)
  Proceeds from sale of property, plant, and equipment, and intangible
  assets....................................................................          424,315           329,938
  Acquisition of business...................................................         --             (18,307,157)
  Acquisition costs.........................................................         --              (2,050,000)
                                                                              ----------------  -----------------
  Net cash used in investing activities.....................................       (1,727,240)      (21,291,150)

Financing activities
  Proceeds from line of credit..............................................        1,100,000         4,000,000
  Proceeds from term loans..................................................          250,000        21,850,000
  Payments on long-term debt................................................         (954,583)       (2,423,730)
                                                                              ----------------  -----------------
Net cash provided by financing activities...................................          395,417        23,426,270
                                                                              ----------------  -----------------
  Decrease in cash..........................................................       (2,528,562)          (54,068)

Cash at beginning of period.................................................        3,212,107         1,687,443
                                                                              ----------------  -----------------
Cash at end of period.......................................................   $      683,545     $   1,633,375
                                                                              ----------------  -----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                              DECEMBER 31, 1997

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

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores. In addition, the Company also assumed $350,000 of debt. The acquisition was financed through an amendment and restatement of the Company's prior credit agreement ("Prior Credit Agreement", and as amended and restated, "Credit Agreement"). See Note F-- Debt.

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

Operating results for the six months ended December 31, 1997 do not necessarily indicate the results that may be expected for the fiscal year ending June 30, 1998. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1997.

NOTE C--SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets: Customer and service accounts obtained through acquisitions are amortized over their estimated useful lives of eight years. Covenants not to compete are amortized over the period stated in the agreements. Goodwill is being amortized over a thirty year period except the goodwill related to the Shore Stop Acquisition which is amortized over 15 years. Other identified intangibles are amortized over periods not exceeding ten years. All intangible assets are amortized using the straight-line method. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires these assets to be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the potential impairment of intangibles and other long-lived assets by comparing the related undiscounted cash flow from operations to the net book value of such assets. Any impairment would be the excess of net book value over discounted future cash flow from operations. For these purposes, the related cash flow is the earnings before taxes, depreciation, amortization, and interest attributable to the intangibles and other long-lived assets whose impairment is being assessed.

Debt Issuance Costs: The costs associated with the issuance of term debt are amortized utilizing the effective interest method over the term of the underlying debt instrument. The terms of the Company's existing debt, as modified, incurred in December 1994 and July 1996, range from six to ten years.

Income Taxes: Deferred income taxes are provided for the temporary differences between the financial statements and the tax basis of assets and liabilities, except for goodwill which is not deductible for tax purposes. Deferred income taxes relate primarily goodwill related to the 1994 Acquisition, depreciation associated with property, plant, and equipment, allowances for bad debts and various accruals of salaries and related benefits.

Reclassifications: Certain amounts in the consolidated balance sheet for the year ended June 30, 1997 have been reclassified to conform to the December 31, 1997 presentations.

NOTE D--ACQUISITIONS--ALLOCATION OF PURCHASE PRICE

The Company made no material acquisitions during the first six months of fiscal year 1998. During the first six months of fiscal year 1997, the Company consummated the Shore Stop Acquisition and acquired the assets of seven retail heating oil companies and two gasoline stations. These acquisitions were accounted for as purchase transactions and, therefore, the financial statements include the results of operations of each acquired company from its acquisition date. The cost of the acquisitions for the six months ended December 31, 1996:


           Property, plant, and equipment........................  $6,048,157
           Customer and service
               accounts..........................................   2,779,000
           Covenants not to compete..............................     350,000

           Other Intangibles,
            primarily goodwill....................................  9,130,000
                                                                   ------------
                                                                  $18,307,157
                                                                   ------------
                                                                   ------------


NOTE E--SHORE STOP ACQUISITION--UNAUDITED PRO FORMA

The following condensed presentation of actual information for the six months ended December 31, 1996 and pro forma information for the six months ended December 31, 1997 was prepared to illustrate the estimated effects of the Shore Stop Acquisition on the Company with the assumption that the Shore Stop Acquisition occurred at July 1, 1996:


                                               (000'S)
                                              UNAUDITED
                                          SIX MONTHS ENDED
                                             DECEMBER 31,
                                       ---------------------
                                           1997       1996
                                       ----------  ---------
      Total Sales....................   $136,612 $  138,036
      Net Loss.......................     (4,161)    (4,117)


NOTE F--DEBT

In connection with the 1994 Acquisition, the Company retired the predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Prior Credit Agreement"). Mortgage notes of the predecessor(the "Mortgage Notes") on several properties located in Delaware, Maryland and West Virginia were assumed by the Company. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, the Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement") to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding letters of credit) available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties located in Delaware, Maryland and West Virginia securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes and Regent Note on these properties. As of December 31, 1997, the amount of the revolving credit facility borrowings outstanding was $7,500,000 and the maximum drawing amount under outstanding letters of credit was $2,590,000. From July 1, 1997 to December 31, 1997, the Company has paid $2,314,000 of interest and $805,000 of principal on the term loan under the Credit Agreement.

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

The Company has amended the Prior Credit Agreement (including its amendment and restatement in connection with the Shore Stop Acquisition), the Credit Agreement, and the Indenture on several occasions during the fiscal years ended prior to June 30, 1997, which among other things, revised certain financial covenants contained therein. On August 29, 1997 the Company amended the Credit Agreement to increase the amount of term loan borrowings then outstanding thereunder from $49,850,000 to $50,100,00. The amendment also revised certain financial covenants contained therein and the term loan repayment schedule. On September 26, 1997, the Company again amended the Credit Agreement to revise the definition of eligible petroleum, which term is used in calculating borrowing base. On December 15, 1997, the Company further amended the Credit Agreement to temporarily increase the amount of revolving credit facility borrowings available from $13,000,000 to $16,000,000. The increase in borrowings is available from December 15, 1997 to March 31,1998. The Company is currently in compliance with the Credit Agreement and the Indenture, as amended.

NOTE G--RELATED PARTY TRANSACTIONS

A management and consulting fee are paid to entities owned by certain of the current directors and controlling shareholders. The Company paid $75,000 of management and consulting fees quarterly for a total of $150,000 for the first six months of fiscal years 1998 and 1997.

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

NOTE J--SUBSIDIARIES, CONDENSED FINANCIAL STATEMENT DATA

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and, collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King, Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of December 31, 1997 and June 30, 1997, the combined condensed statements of operations and cash flows for the periods July 1, 1997 through December 31, 1997 and July 1, 1996 through December 31, 1996 and the statement of changes in shareholder's equity from June 30, 1996 to December 31, 1997.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION

                       COMBINED CONDENSED BALANCE SHEETS

                                                                                      DECEMBER 31      JUNE 30
                                                                                         1997           1997
ASSETS:                                                                               (UNAUDITED)
-----------------------------------------------------------------------------------  -------------  -------------
    Current assets................................................................  $   8,865,796  $   8,420,729
    Net property, plant and equipment.............................................     18,595,769     19,322,128
    Net intangibles...............................................................     22,401,576     23,416,596
    Other.........................................................................      2,264,860      2,372,638
                                                                                     -------------  -------------
                                                                                     $  52,128,001  $  53,532,091
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Shareholder's Equity:
    Current liabilities...........................................................  $  10,312,263  $  12,303,935
    Due to Parents................................................................      4,879,057      4,142,706
    Long-term debt, less current portion..........................................     35,183,766     34,681,538
    Other liabilities.............................................................      1,125,723      1,117,377
    Shareholder's equity..........................................................        627,192      1,286,535
                                                                                     -------------  -------------
                                                                                     $  52,128,001  $  53,532,091
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                     JUL 1, 1997 -  JUL 1, 1996 -
                                                                                     DEC 31, 1997   DEC 31, 1996
                                                                                      (UNAUDITED)    (UNAUDITED)
                                                                                     -------------  -------------
  Total sales......................................................................  $  98,716,394  $  91,229,827

  Cost of sales....................................................................     82,767,130     77,409,674
                                                                                     -------------  -------------
    Gross profit...................................................................     15,949,264     13,820,153

  Selling, general, and administrative expenses....................................     12,003,637     10,565,527
  Depreciation expense.............................................................      2,397,913      1,864,835
  Amortization expense.............................................................      1,159,473      1,070,876
                                                                                     -------------  -------------

    Operating income...............................................................        388,241        318,915

    Interest expense...............................................................      2,034,455      2,049,774

    Other income...................................................................        626,330        514,150
                                                                                     -------------  -------------
    (Loss) Income before income tax................................................     (1,019,884)    (1,216,709)

    Income tax (benefit) expense...................................................       (360,541)      (456,653)
                                                                                     -------------  -------------

    Net (loss) income..............................................................  $    (659,343) $    (760,056)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  Unaudited



                                                                         INVESTMENT     RETAINED        TOTAL
                                                                             BY         EARNINGS     SHAREHOLDER'S
                                                                           PARENT       (DEFICIT)       EQUITY
                                                                        ------------  -------------  ------------
 Balance June 30, 1996................................................     5,792,610  ($  1,989,160)   3,803,450

Net loss..............................................................            --     (2,516,915)  (2,516,915)
                                                                        ------------  -------------  ------------
 Balance June 30, 1997................................................  $  5,792,610  ($  4,506,075)  $1,286,535

Net loss..............................................................            --       (659,343)    (659,343)
                                                                        ------------  -------------  ------------
December 31, 1997.....................................................  $  5,792,610  ($  5,165,418)  $  627,192
                                                                        ------------  -------------  ------------
                                                                        ------------  -------------  ------------


     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION

                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       JUL 1, 1997 - JUL 1, 1996 -
                                                                                       DEC 31, 1997  DEC 31, 1996
                                                                                       (UNAUDITED)    (UNAUDITED)
                                                                                       ------------  -------------
Operating activities.................................................................  $  1,317,301  ($    765,491)

Investment activities................................................................    (1,613,688)   (20,708,002)

Financing activities.................................................................      (122,422)    21,134,000
                                                                                       ------------  -------------
    Increase in cash.................................................................      (418,809)      (339,493)

Cash at beginning of year............................................................       941,748  $     953,234
                                                                                       ------------  -------------
Cash at end of year..................................................................  $    522,939  $     613,741
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                             December 31, 1997

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

    As a result of the Shore Stop Acquisition, the financial statements for the six months ended December 31, 1997 are not directly comparable to the consolidated financial statements of the Company for the six month period ended December 31, 1996. The following discussion should be read in connection with the historical financial information included in the consolidated financial statements of the Company.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31 OF 1997 VERSUS 1996

    References to particular years, unless otherwise indicated, are references to the first quarter of the fiscal year for the year indicated.

    The net loss for 1998 was $904,000, compared to a net loss of $1,432,000 for the same period in 1997. The decrease in net loss was due primarily to the reasons outlined below.

    Total sales decreased by $4,491,000 or 6% to $70,135,000 for 1998, from $74,625,000 during 1997. The decrease was primarily due to an 11% and 12% decrease in heating oil volume and price per gallon, respectively. The weather was 8% warmer than normal in the month of December. In addition, the price per gallon of motor fuels decreased by 4%. The decrease was offset by a 9% increase in service, equipment, and other sales from $11,906,000 to $13,011,000. The increase is primarily due to an increase in sundry sales which is related to an increase in the number of gasoline stations operated by Carl King and Shore Stop, Inc. Shore Stop and Carl King, Inc. ("King") acquired six additional gasoline stations in separate transactions at different times and closed two stations for a net increase of four stations in the period subsequent to December 31, 1996.

    Cost of sales for 1998 was $53,926,000, a decrease of $6,075,000, or 10%,from 1997. The decrease in cost of sales was primarily due to a 11% and 10% decrease in the sales volume and cost per gallon of heating oil, respectively. Additionally, the cost per gallon of motor fuels decreased by 8%. This decrease was partially offset by an increase in the cost of sundry sales due to increased sundry sales volume.

    Gross profit for 1998 was $16,208,000, an increase of $1,584,000, or 11%, from 1997. The increase is primarily due to the increased gross profit derived from increased sundry sales and a 37% increase in motor fuels margin per gallon.

    Selling, general and administrative expenses ("SG&A") were $11,548,000, an increase of $270,000, or 2%, compared to 1997. The increase was due primarily to an increase in operating costs associated with the net addition of four stations from 1997 to 1998.

    Depreciation expense for 1998 was $1,587,000, an increase of $303,000, or 24%, from 1997. Amortization expense for 1998 increased by $110,000, or 6%, to $2,058,000. The increases are due primarily to the depreciation and amortization on assets acquired through capital expenditures made in the twelve months ended December 31, 1997.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED DECEMBER 31 OF 1997 VERSUS 1996

    References to particular years, unless otherwise indicated, are references to the first six months of the fiscal year for the year indicated.

    The net loss for 1998 was $4,161,000, compared to a net loss of $4,121,000 for the same period in 1997. The increase in net loss was due primarily to the reasons outlined below.

    Total sales increased by $1,445,000 or 1% to $136,612,000 for 1998, from $135,167,000 during 1997. The increase was primarily due to a 14% increase in service, equipment, and other sales which increased from $24,444,000 to $27,897,000. This $3,453,000 increase was primarily due to an increase in sundry sales. The sundry sales increase was due to several factors, the primary factor being the acquisition by Shore Stop and Carl King, Inc.("King") of six additional gasoline stations in separate transactions at different times and the closing of two stations for a net increase of four stations in the period subsequent to December 31, 1996, which also accounted for increased sales. Additionally, there were ten fewer days of Shore Stop Operations in fiscal year 1997 because the Shore Stop Acquisition occurred on July 11, 1996. In addition to the increase in sundry sales, revenues from motor fuels increased because of a 5% and 3% increase in motor fuels volume and price per gallon, respectively. These increases were partially offset by a 12% and 10% decrease in heating oil volume and price per gallon, respectively. The weather was 8% warmer than normal in the month of December.

    Cost of sales for 1998 was $108,892,000, a decrease of $1,107,000, or 1%,from 1997. The decrease in cost of sales was primarily due to a 12% and 20% decrease in the sales volume and cost per gallon of heating oil, respectively. This decrease was partially offset by an increase in cost of sundry sales due to increased sundry sales.

    Gross profit for 1998 was $27,720,000, an increase of $2,551,000, or 10%, from 1997. The increase is primarily due to the increased gross profit derived from increased sundry sales. Additionally, gross profit from motor fuels increased due to increased volume and higher margins per gallon.

    Selling, general and administrative expenses ("SG&A") were $22,279,000, an increase of $1,632,000, or 8%, compared to 1997. The increase was due primarily to the net increase of four stations from fiscal year 1997 to fiscal year 1998 and an increase in operating costs associated with increased motor fuels volume. Additionally, there were increased operating costs related to ten additional days of Shore Stop Operations in fiscal year 1998 in comparison to fiscal year 1997.

    Depreciation expense for 1998 was $3,139,000, an increase of $562,000, or 22%, from 1997. Amortization expense for 1998 increased by $229,000, or 6%, to $4,120,000. The increases were primarily the result of the depreciation and amortization on assets acquired through capital expenditures made in the twelve months ended December 31, 1997. Additionally, there were an additional 10 days of depreciation and amortization of assets acquired in the Shore Stop Acquisition during 1998.

FINANCIAL CONDITION

    Accounts and notes receivable increased $2,429,000, or 22%, to $13,612,000 from June 30, 1997. The increase was due primarily to the seasonal nature of the home heating oil business.

    Prepaid expenses and other increased $537,000, or 40%, to $1,873,000. The increase is due primarily to an increase in prepaid insurance related to the timing of the payment of business insurance premiums.

    Other taxes receivable decreased $619,000 from $906,000 at June 30, 1997 to $287,000 at December 31, 1997 due to the receipt of motor fuel tax refunds during 1998.

    Deferred tax asset increased $1,476,000 to $2,876,000 at December 31, 1997 due to the tax benefit of net operating losses incurred during the year.

    Accounts payable decreased $1,232,000 to $7,477,000. The decrease in payables is primarily due to a decrease in motor fuels payables related to the seasonal nature of the business. This decrease was partially offset by an increase in heating oil payables.

    Accrued expenses decreased $230,000 from $3,400,000 to $3,170,000. The decrease is due primarily to the payment of professional fees during fiscal year 1998 that related to 1997.

    Short term deferred revenue increased by $1,810,000, or 57%, primarily due to payments received from major oil companies in connection with branding certain company-operated gasoline stations. In addition, prepaid balances of the Company's residential heating oil customers on the Company's budget plan increased.

    Other taxes payable increased $743,000, or 30%, to $2,279,000 due primarily to an increase in excise and sales taxes due to states.

    In August of 1997, the Company amended the Credit Agreement (as defined) to increase the amount of term loan borrowings outstanding thereunder from $49,850,000 to $50,100,000, and to revise the term loan repayment schedule and certain financial covenants contained therein (the "August 1997 Amendment"). Current portion of long-term debt decreased $3,439,000 to $2,010,000 primarily due to the revision of the term debt payment schedule pursuant to the August 1997 Amendment. Long term debt, less current portion, increased due to the revision of the term debt payment schedule and increased term loan borrowings pursuant to the August 1997 Amendment, partially offset by the payment of scheduled Credit Agreement principal payments.

    Deferred income taxes decreased $694,000, or 12%, from $5,883,000 to $5,189,000 related primarily to the amortization of intangible assets relating to the 1994 Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

    Net cash used in operating activities was $1,197,000 for the six months ended December 31, 1997 compared to $2,189,000 of net cash used in operating activities for the six months ended December 31, 1996, a decrease of $992,000. Such decrease was primarily the result of a decrease in net loss, after adjusting for non-cash expenses, and a net decrease in operating assets and liabilities, in 1998 from 1997.

    Net cash used in investing activities decreased by $19,564,000 from $21,291,000 for the six months ended December 31, 1996 to $1,727,000 for the six months ended December 31, 1997. The decrease was primarily the result of the Shore Stop Acquisition which occurred in July 1996 partially offset by increased capital expenditures in the first six months of fiscal year 1998.

    Net cash provided by financing activities was $395,000 for the six months ended December 31, 1997. Net cash provided by financing activities was $23,426,000 for the six months ended December 31, 1996. The decrease in cash provided by financing activities was primarily the result of the financing of the Shore Stop Acquisition in fiscal year 1997.

    The Company believes that cash flow provided from operations, supplemented by the Credit Agreement's revolving credit facility, will provide sufficient funds to meet the Company's liquidity needs for current operations and internal growth.

    As of July 8, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Prior Credit Agreement"; and as amended and restated, the "Credit Agreement") to, among other things, increase the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding Letters of Credit (as defined) available thereunder) from $12,000,000 to $13,000,000 and the term loan thereunder from $34,450,000 to $54,450,000. The Credit Agreement was subsequently amended by an amendment dated as of December 31, 1996 to, among other things, increase the amount of the revolving credit facility provided thereunder from $13,000,000 to $16,000,000 during the period from February 12, 1997 through March 31, 1997 and to revise certain financial covenants contained therein. The Company again amended the Credit Agreement and amended the Indenture (the "Indenture") governing the Company's 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes") as of March 15, 1997 to revise certain financial covenants contained therein. In addition, the August 1997 Amendment increased the amount of term borrowings then outstanding thereunder from $49,850,000 to $50,100,00. The August 1997 Amendment also revised certain financial covenants contained therein and the Credit Agreement's term loan repayment schedule. On September 26, 1997, the Company further amended the Credit Agreement to revise the definition of eligible petroleum inventory, which term is used in calculating borrowing base. On December 15, 1997, the Company again amended the Credit Agreement to, among other things, increase the amount of the revolving credit facility from $13,000,000 to $16,000,000 during the period from December 15, 1997 through March 31, 1998. The Company is currently in compliance with the covenants contained in the Credit Agreement and the Indentures as amended.

    Under the Credit Agreement, at the Company's request, the agent for the lenders from time to time issues letters of credit (the "Letters of Credit"). During the period from July 1, 1997 through the date hereof, the Company's peak total usage of the revolving credit facility was approximately $7.9 million in outstanding borrowings and $2.6 million in maximum drawing amount under Letters of Credit. At January 31, 1997, there were $6.9 million in borrowings and $2.6 million in letters of credit outstanding with respect to the revolving credit facility, leaving subject to meeting certain borrowing base tests, $6,500,000 available for use thereunder. The revolving portion of the Credit Agreement expires in 1999 and the Company will likely be required to replace the revolving portion at such time.

    The Company purchases petroleum products as necessary to meet the delivery demands of its customers on a short-term basis. Thus, the Company carries relatively small amounts of petroleum in inventory.

    Certain sections of this Form 10-Q, including "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations or beliefs concerning future events. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company cautions that these forward looking statements contained herein are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The forward looking statements include, without limitation, the effects of seasonality on revenue and cost of goods sold, the amount of reserves, the effect of contingent liabilities and the ability to meet the Company's future operating cash requirements. The Company does not intend to update these forward looking statements.

                Griffith Consumers Company and Subsidiaries
                          December 31, 1997

                      PART II. OTHER INFORMATION

1. Legal Proceedings
         None

2. Changes in Securities
         None

3. Defaults upon Senior Securities
         None

4. Submission of Matters to a Vote of Security Holders
         None

5. Other Information
         None

6. Exhibits and Reports on Form 8-K
   (a) Exhibits

       4.24 Fifth Amendment to Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated December 15, 1997, by and among Griffith Consumers Company, Carl King, Inc.,Shore Stop Corporation, BankBoston, N.A., The Travelers Insurance Company, The Travelers Indemnity Company, Senior Debt Portfolio, Riggs Bank N.A., CypressTree Investment Management, Inc., CypressTree Investment Partners I, LTD, and Deeprock & Company, and BankBoston, N.A. as Agent.

       Financial Data Schedule

   (b) Report on Form 8-K

         None

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of February 1997.

GRIFFITH CONSUMERS COMPANY
    Registrant

/S/ Raymond R. McKenzie, Jr.
-----------------------------
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer and
Principal Financial Officer)

CARL KING, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
-----------------------------
Raymond R. McKenzie, Jr., Vice
President (Authorized Officer and Principal
Financial Officer)

FREDERICK TERMINALS, INC.
    Registrant

/S/ Raymond R. McKenzie, Jr.
-----------------------------
Raymond R. McKenzie, Jr., Secretary
(Authorized Officer and Principal
Financial Officer)