Form 10-Q
period 1998-03-31
GRIFFITH CONSUMERS CO /DE/
filed 1998-05-15
CIK 935814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 15, 1998, the Issuers had the following number of shares of common stock outstanding:

                     Griffith Consumers Company : 1,000 shares
                     Carl King, Inc.            : 1,000 shares
                     Frederick Terminals, Inc.  : 500 shares

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   ------------     ------------
                                                     MARCH 31,        JUNE 30,
                                                      1998              1997
ASSETS:                                            (Unaudited)
-------------------------------------------        ------------     ------------
CURRENT ASSETS

   CASH                                            $  2,806,968     $  3,212,107
   ACCOUNTS AND NOTES RECEIVABLE,
      LESS ALLOWANCE FOR BAD DEBTS                   15,103,864       11,182,949
   PETROLEUM PRODUCTS INVENTORY                       1,684,881        1,704,747
   REPAIR PARTS AND SUNDRY INVENTORY                  3,359,545        3,294,711
   PREPAID EXPENSES AND OTHER                         1,322,182        1,336,380
   INCOME TAXES RECEIVABLE                               63,076           95,603
   OTHER TAXES RECEIVABLE                               346,650          906,050
   DEFERRED TAX ASSET                                 1,576,630        1,399,424
                                                   ------------     ------------
TOTAL CURRENT ASSETS                                 26,263,796       23,131,971

PROPERTY, PLANT AND EQUIPMENT
-------------------------------------------
   LAND                                            $  5,591,921     $  5,622,871
   BUILDINGS                                          3,979,731        3,979,731
   MACHINERY AND EQUIPMENT                           27,291,490       25,032,748
                                                   ------------     ------------
                                                     36,863,142       34,635,350
   LESS: ACCUMULATED DEPRECIATION                    16,033,321       11,523,797
                                                   ------------     ------------
                                                     20,829,821       23,111,553

INTANGIBLES
-------------------------------------------
   CUSTOMER AND SERVICE ACCOUNTS                     39,867,184       39,867,184
   COVENANTS NOT TO COMPETE                           3,286,824        3,286,824
   GOODWILL                                          49,249,316       49,249,316
   OTHER INTANGIBLES                                    455,672          423,046
                                                   ------------     ------------
                                                     92,858,996       92,826,370
   LESS: ACCUMULATED AMORTIZATION                    24,522,379       18,863,920
                                                   ------------     ------------
                                                     68,336,617       73,962,450

LONG-TERM NOTES RECEIVABLE                            1,525,607          990,694
DEFERRED DEBT COSTS & OTHER                           3,564,421        4,080,416

                                                   ------------     ------------
TOTAL ASSETS                                       $120,520,262     $125,277,084
                                                   ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 -------------    -------------
                                                    MARCH 31,         JUNE 30,
                                                     1998              1997
LIABILITIES AND SHAREHOLDER'S EQUITY:             (Unaudited)
------------------------------------------       -------------    -------------
CURRENT LIABILITIES:

   ACCOUNTS PAYABLE                              $   6,493,641    $   8,708,702
   ACCRUED EXPENSES                                  4,038,001        3,400,181
   DEFERRED REVENUE                                  2,629,008        3,189,405
   OTHER TAXES PAYABLE                               2,534,667        1,536,084
   CURRENT PORTION OF LONG-TERM DEBT-                2,009,572        5,448,956
                                                 -------------    -------------
TOTAL CURRENT LIABILITIES                           17,704,889       22,283,328

LONG-TERM DEBT, LESS CURRENT PORTION                87,509,457       85,107,114
DEFERRED REVENUE                                     2,112,053        1,089,414
DEFERRED INCOME TAXES                                4,773,142        5,882,534
POST-RETIREMENT EMPLOYEE BENEFITS
       AND OTHER                                     1,751,242        1,803,830
                                                 -------------    -------------
TOTAL LIABILITIES                                  113,850,783      116,166,220

SHAREHOLDER'S EQUITY
------------------------------------------
   COMMON STOCK, par value $.01 per share,
         1,000 shares, authorized, issued and
         outstanding                                        10               10
   ADDITIONAL PAID-IN CAPITAL                       20,691,314       20,691,314
   RETAINED DEFICIT                                (14,021,845)     (11,580,460)
                                                 -------------    -------------
TOTAL SHAREHOLDER'S EQUITY                           6,669,479        9,110,864

TOTAL LIABILITIES AND                            -------------    -------------
  SHAREHOLDER'S EQUITY                           $ 120,520,262    $ 125,277,084
                                                 =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   -----------      -----------
                                                   JAN 1, 1998 -   JAN 1, 1997 -
                                                   MAR 31, 1998    MAR 31, 1997
                                                   (Unaudited)      (Unaudited)
                                                   -----------      -----------
SALES FROM PETROLEUM PRODUCTS                      $52,699,480      $65,881,597
SERVICE, EQUIPMENT, AND OTHER SALES                 14,199,735       10,764,416
                                                   -----------      -----------

   TOTAL SALES                                      66,899,215       76,646,013

COST OF SALES                                       47,282,609       58,797,775
                                                   -----------      -----------

   GROSS PROFIT                                     19,616,606       17,848,238

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES                                         11,341,486       11,168,472
DEPRECIATION EXPENSE                                 1,498,070        1,319,819
AMORTIZATION EXPENSE                                 1,967,447        2,034,581
                                                   -----------      -----------

   OPERATING INCOME                                  4,809,603        3,325,366

    INTEREST EXPENSE                                 2,680,033        2,681,950

    OTHER INCOME                                       485,408          541,584
                                                   -----------      -----------

   INCOME BEFORE INCOME TAX                          2,614,978        1,185,000

    INCOME TAX EXPENSE                                 895,373          486,841
                                                   -----------      -----------

   NET INCOME                                      $ 1,719,605      $   698,159
                                                   ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               -------------      -------------
                                               JUL 1, 1997 -      JUL 1, 1996 -
                                               MAR 31, 1998       MAR 31, 1997
                                                (Unaudited)        (Unaudited)
                                               -------------      -------------
SALES FROM PETROLEUM PRODUCTS                  $ 161,413,925      $ 176,604,550
SERVICE, EQUIPMENT, AND OTHER SALES               42,096,960         35,208,481
                                               -------------      -------------

   TOTAL SALES                                   203,510,885        211,813,031

COST OF SALES                                    156,174,706        168,796,666
                                               -------------      -------------

   GROSS PROFIT                                   47,336,179         43,016,365

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES                                       33,620,631         31,815,561
DEPRECIATION EXPENSE                               4,636,844          3,896,281
AMORTIZATION EXPENSE                               6,087,188          5,924,964
                                               -------------      -------------

   OPERATING INCOME                                2,991,516          1,379,559

    INTEREST EXPENSE                               8,092,693          7,964,184

    OTHER INCOME                                   1,385,786          1,368,994
                                               -------------      -------------

   LOSS BEFORE INCOME TAX                         (3,715,391)        (5,215,631)

    INCOME TAX BENEFIT                            (1,274,006)        (1,792,427)
                                               -------------      -------------

   NET LOSS                                    $  (2,441,385)     $  (3,423,204)
                                               =============      =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (Unaudited)

                                                    Additional     Retained        Total
                                         Common      Paid-In       Earnings     Shareholder's
                            Shares       Stock       Capital      (Deficit)       Equity
                          ------------------------------------------------------------------
Balance June 30, 1996          1,000          10    20,691,314    (5,132,900)    15,558,424

Net Loss                           -           -             -    (6,447,560)    (6,447,560)
                          -----------   --------  ------------   ------------  -------------

Balance June 30, 1997          1,000          10    20,691,314   (11,580,460)     9,110,864

Net Loss                           -           -             -    (2,441,385)    (2,441,385)
                          -----------   --------  ------------   ------------  -------------

Balance March 31, 1998         1,000          10    20,691,314   (14,021,845)     6,669,479
============================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   GRIFFITH CONSUMERS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    ------------    ------------
                                                                    JUL 1, 1997 -   JUL 1, 1996 -
                                                                    MAR 31,1998     MAR 31,1997
                                                                    (Unaudited)     (Unaudited)
                                                                    ------------    ------------
Operating activities
   Net loss                                                         ($ 2,441,385)   ($ 3,423,204)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                     4,636,844       3,896,281
      Amortization                                                     6,087,188       5,924,964
      Provision for bad debts                                            268,000         242,000
      Amortization of bond discount                                      136,581         114,330
      Gain on sale of property, plant, equipment, and intangibles        (46,928)        (94,564)
      Changes in operating assets and liabilities
         Accounts and notes receivable                                (4,723,828)     (3,778,905)
         Inventory                                                       (44,968)     (2,451,215)
         Prepaid expenses and other                                       14,198        (423,750)
         Refundable taxes, net                                           414,721        (746,551)
         Other assets                                                     54,640         898,758
         Accounts payable                                             (2,215,061)      2,278,702
         Accrued expenses                                                637,820         904,322
         Deferred revenue                                                462,242        (453,049)
         Other liabilities                                              (163,396)       (533,631)
                                                                    ------------    ------------
  Net cash provided by operating activities                            3,076,668       2,354,488

Investing activities
   Purchases of property, plant, and equipment                        (2,376,816)     (3,084,025)
   Proceeds from sale of property, plant, and equipment,
     and intangible assets                                                68,632         354,314
   Acquisition of business                                                    --     (18,353,059)
   Acquisition costs                                                          --      (2,050,000)
                                                                    ------------    ------------
  Net cash used in investing activities                               (2,308,184)    (23,132,770)

Financing activities
   Proceeds from line of credit                                               --       4,100,000
   Proceeds from term loans                                              250,000      21,850,000
   Payments on long-term debt                                         (1,423,623)     (3,667,097)
                                                                    ------------    ------------
  Net cash (used in) provided by financing activities                 (1,173,623)     22,282,903
                                                                    ------------    ------------

  (Decrease) Increase in cash                                           (405,139)      1,504,621
Cash at beginning of period                                            3,212,107       1,687,443
                                                                    ------------    ------------
Cash at end of period                                               $  2,806,968    $  3,192,064
                                                                    ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Griffith Consumers Company And Subsidiaries
                                 March 31, 1998

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

On July 11, 1996, the Company acquired certain assets used in the operations of a chain of convenience stores and retail gasoline stations within the states of Maryland, Delaware, and Virginia under the "Shore Stop" trade name and a dealer petroleum sales business at two facilities located in Virginia and Maryland (the "Shore Stop Acquisition") from Regent Investments, Inc., Delaware Investments, Inc., and Mid-Atlantic Investments, Inc., each a Virginia corporation (collectively, the "Sellers"). The Company paid the Sellers $17,000,000 (plus the purchase price of certain inventory), subject to certain adjustments, of which $1,500,000 was in the form of a promissory note (the "Regent Note") secured by first priority mortgages or deeds of trust on certain stores. In addition, the Company also assumed $350,000 of debt. The acquisition was financed through an amendment and restatement of the Company's prior credit agreement ("Prior Credit Agreement", and as amended and restated, "Credit Agreement"). See Note C - Debt.

Note B--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included and are of a normal and recurring nature. Certain amounts in the consolidated balance sheet for the year ended June 30, 1997 have been reclassified to conform to the March 31, 1998 presentations.

The Company's heating oil sales volume is highly seasonal. Sales volume of motor fuels is also seasonal, although it varies less than heating oil on a month to month basis. The seasonality affects both revenue and cost of goods sold. Therefore, operating results for the nine months ended March 31, 1998 do not necessarily indicate the results that may be expected for the fiscal year ended June 30, 1998. For further information with respect to the effect of seasonality on the Company's financial results, please refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1997.

During the second quarter of 1998 Griffith entered into a weather insurance contract that expired in March 1998. The contract was structured such that Griffith could receive from $0 to $3 million based on the number of heating degree days. The Company paid approximately $300,000 to enter into the contract. This premium represented the maximum exposure to the Company for this transaction and is included in cost of goods sold in the accompanying financial statements. The Company received approximately $2.3 million under the plan and has included these amounts as revenue in the accompanying financial statements. Because the Company is in the business of selling heating oil, for which winter temperatures largely affect demand, this hedge served to offset decrease in sales caused by warm temperatures. In the event of cooler weather the premium would be lost, however it is reasonable to assume that had temperatures been cooler demand for heating oil would have increased.

Note C  -- Debt

In connection with the 1994 Acquisition, the Company retired the predecessor's existing operating line of credit and primary bank term loan and negotiated a new term loan and operating line of credit with the Company's primary bank lender (the "Prior Credit Agreement"). Mortgage notes of the predecessor(the "Mortgage Notes") on several properties were assumed by the Company. As of July 8, 1996, in connection with funding of the Shore Stop Acquisition, the Company amended and restated the Prior Credit Agreement (as amended and restated, the "Credit Agreement") to increase the amount of term loan borrowings outstanding thereunder from $34,450,000 to $54,450,000 and the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding letters of credit) available from $12,000,000 to $13,000,000. Borrowings under the Credit Agreement are secured by a first lien on substantially all the assets of the Company, except those properties securing the Mortgage Notes and those properties located in Delaware, Maryland, and Virginia securing the Regent Note. Borrowings under the Credit Agreement are subordinated to the Mortgage Notes and Regent Note on these properties. As of March 31, 1998, the amount of the revolving credit facility borrowings outstanding was $6,400,000 and the maximum drawing amount under outstanding letters of credit was $2,583,000. From July 1, 1997 to March 31, 1998, the Company has paid $3,479,000 of interest and $1,208,000 of principal on the term loan under the Credit Agreement.

The Credit Agreement contains various provisions regarding events of default and restrictive covenants, including, among others, restrictions on new liens and indebtedness, restrictions on the sale of assets, restrictions on mergers and consolidations, and a prohibition on the payment of dividends. In addition, at the end of each quarter and/or fiscal year-end, the Company is required to maintain a certain cumulative cash flow coverage ratio, minimum tangible net worth, minimum working capital, specified maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), debt service coverage ratio, minimum EBITDA, and an EBITDA to interest ratio.

In addition to borrowings under the Prior Credit Agreement, the Company has $34 million of 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes"). Interest on the Notes is payable semiannually on June 15 and December 15 of each year. The Notes are subordinated to all existing and future senior indebtedness of the Company. The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants and financial covenants similar to the Credit Agreement.

The Company has amended the Prior Credit Agreement (including its amendment and restatement in connection with the Shore Stop Acquisition), the Credit Agreement, and the Indenture on several occasions during the fiscal years ended prior to June 30, 1997, which among other things, revised certain financial covenants contained therein. On August 29, 1997 the Company amended the Credit Agreement to increase the amount of term loan borrowings then outstanding thereunder from $49,850,000 to $50,100,00. The amendment also revised certain financial covenants contained therein and the term loan repayment schedule. On September 26, 1997, the Company again amended the Credit Agreement to revise the definition of eligible petroleum, which term is used in calculating borrowing base. On December 15, 1997, the Company further amended the Credit Agreement to temporarily increase the amount of revolving credit facility borrowings available from $13,000,000 to $16,000,000. The increase in borrowings was available from December 15, 1997 to March 31,1998. The Company received a waiver, dated as of March 31, 1998, under the Credit Agreement regarding compliance with a financial covenant contained therein as of such date, and is currently in compliance with the covenants contained in the Credit Agreement and the Indenture, as amended and/or waived.

Footnote D--Environmental Regulations

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

Note E--Subsidiaries, Condensed Financial Statement Data

Griffith's wholly owned subsidiaries, Carl King, Inc. ("King"), Frederick Terminals, Inc. ("Frederick"), and Shore Stop Corporation ("Shore Stop" and, collectively with King and Frederick, the "Subsidiaries") are full, unconditional joint and several guarantors on the Notes. The only subsidiaries of Griffith are King, Frederick, Shore Stop, and Regent Transport, Inc. This footnote sets forth the combined condensed balance sheet of King, Frederick, and Shore Stop as of March 31, 1998 and June 30, 1997, the combined condensed statements of operations and cash flows for the periods July 1, 1997 through March 31, 1998 and July 1, 1996 through March 31, 1997 and the statement of changes in shareholder's equity from June 30, 1996 to March 31, 1998.

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

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                        COMBINED CONDENSED BALANCE SHEETS

                                                     -----------     -----------
                                                       March 31        June 30
                                                        1998             1997
ASSETS:                                              (Unaudited)
                                                     -----------     -----------

   Current assets                                    $ 8,791,518     $ 8,420,729
   Net property, plant and equipment                  17,913,235      19,322,128
   Net intangibles                                    21,957,123      23,416,596
   Other                                               2,168,565       2,372,638
                                                     -----------     -----------
                                                     $50,830,441     $53,532,091
                                                     ===========     ===========
Liabilities and Shareholder's Equity:
   Current liabilities                               $ 6,741,534     $12,303,935
   Due to Parents                                      5,232,263       4,142,706
   Long-term debt, less current portion               35,022,312      34,681,538
   Other liabilities                                   3,201,265       1,117,377
   Shareholder's equity                                  180,031       1,286,535
                                                     -----------     -----------
                                                     $50,377,405     $53,532,091
                                                     ===========     ===========

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                               -------------      -------------
                                               Jul 1, 1997 -      Jul 1, 1996 -
                                               Mar 31, 1998       Mar 31, 1997
                                                (Unaudited)        (Unaudited)
                                               -------------      -------------

Total sales                                    $ 137,908,992      $ 133,892,839

Cost of sales                                    114,624,069        113,930,372
                                               -------------      -------------

   Gross profit                                   23,284,923         19,962,467

Selling, general, and administrative
   expenses                                       17,972,752         16,285,750
Depreciation expense                               3,609,723          2,809,725
Amortization expense                               1,653,989          1,648,136
                                               -------------      -------------

   Operating income                                   48,459           (781,144)

   Interest expense                                3,085,761          3,103,295

   Other income                                      922,757          1,158,385
                                               -------------      -------------

   Loss before income tax                         (2,114,545)        (2,726,054)

   Income tax benefit                             (1,008,041)        (1,121,033)
                                               -------------      -------------

   Net loss                                    $  (1,106,504)     $  (1,605,021)
                                               =============      =============

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                    Unaudited

                                   Investment       Retained           Total
                                       By           Earnings       Shareholder's
                                     Parent         (Deficit)         Equity
                                   ---------------------------------------------
 Balance June 30, 1996               5,792,610     ($1,989,160)       3,803,450

Net loss                                    --      (2,516,915)      (2,516,915)
                                   -----------     -----------      -----------

 Balance June 30, 1997             $ 5,792,610     ($4,506,075)     $ 1,286,535

Net loss                                    --      (1,106,504)      (1,106,504)
                                   -----------     -----------      -----------

 March 31, 1998                    $ 5,792,610     ($5,612,579)     $   180,031
================================================================================

     CARL KING, INC., FREDERICK TERMINALS, INC., AND SHORE STOP CORPORATION
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                        ------------    ------------
                                        Jul 1, 1997 -   Jul 1, 1996 -
                                        Mar 31, 1998    Mar 31, 1997
                                         (Unaudited)     (Unaudited)
                                        ------------    ------------

Operating activities                     $3,038,732      $3,682,569

Investment activities                    (2,149,800)    (22,202,900)

Financing activities                       (411,654)     20,760,815
                                         ----------      ----------

   Increase in cash                         477,278       2,240,484

Cash at beginning of year                   941,748        $953,234
                                         ----------      ----------

Cash at end of year                      $1,419,026      $3,193,718
                                         ==========      ==========

                   Griffith Consumers Company and Subsidiaries

                                 March 31, 1998

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

As a result of the Shore Stop Acquisition, the financial statements for the nine months ended March 31, 1998 are not directly comparable to the consolidated financial statements of the Company for the nine month period ended March 31, 1997. The following discussion should be read in connection with the historical financial information included in the consolidated financial statements of the Company.

Results of Operations for Three Months Ended March 31 of 1998 Versus 1997

References to particular years, unless otherwise indicated, are references to the third quarter of the fiscal year for the year indicated.

Net income for 1998 was $1,720,000, compared to net income of $698,000 for the same period in 1997, an increase of 146%. The increase in net income was due primarily to the reasons outlined below.

Total sales decreased by $9,747,000 or 13% to $66,899,000 for 1998, from $76,646,000 during 1997. The decrease was primarily due to a 16% and 12% decrease in heating oil volume and price per gallon, respectively. The weather was 18.2% warmer than normal in the third quarter of 1998. In addition, motor fuels volume and price per gallon decreased 3% and 14%, respectively. These decreases were partially offset by a 32% increase in service, equipment, and other sales from $10,764,000 to $14,200,000. This increase is primarily due to increased sundry sales and income derived from a weather insurance contract ("Weather Contract") that expired on March 31, 1988. The sundry sales increase was primarily due to the net addition by Shore Stop and Carl King, Inc. ("King") of four retail gasoline stations and convenience stores in the twelve months ended March 31, 1998.

Cost of sales for 1998 was $47,283,000, a decrease of $11,515,000, or 20%,from 1997. The decrease in cost of sales was primarily due to a 16% and 23% decrease in the sales volume and cost per gallon of heating oil, respectively. Additionally, the volume and cost per gallon of motor fuels decreased by 3% and 18%, respectively.

Gross profit for 1998 was $19,617,000, an increase of $1,768,000, or 10%, from 1997. The increase was primarily due to the income derived from Weather Insurance and increased sundry gross profits that were partially offset by a decrease in gross profit from the sales of heating oil due to lower sales.

Selling, general and administrative expenses ("SG&A") for 1998 were $11,341,000, an increase of $173,000, or 2%, compared to 1997. The increase was due primarily to increased operating costs associated with a net increase of four gasoline stations from fiscal year 1997 to 1998.

Depreciation expense for 1998 was $1,498,000, an increase of $178,000, or 14%, from 1997. The increase is due primarily to the depreciation on assets acquired through capital expenditures made in the twelve months ended March 31, 1998.

Results of Operations for Nine Months Ended March 31 of 1998 Versus 1997

References to particular years, unless otherwise indicated, are references to the first nine months of the fiscal year for the year indicated.

The net loss for 1998 was $2,441,000, compared to a net loss of $3,423,000 for the same period in 1997, a decrease of 29%. The decrease in net loss was due primarily to the reasons outlined below.

Total sales decreased by $8,302,000 or 4% to $203,511,000 for 1998, from $211,813,000 during 1997. The decrease was primarily due to a 14% and 11% decrease in heating oil volume and price per gallon, respectively. The weather was 15% warmer than normal during the winter heating months of December though March. In addition, the sales price per gallon of motor fuels decreased by 5%. The decrease was partially offset by a 20% increase in service, equipment, and other sales from $35,208,000 to $42,097,000. This $6,889,000 increase was primarily due to an increase in sundry sales and revenue derived from Weather Insurance. The sundry sales increase was due to two factors, the primary factor being the net addition of four retail gasoline stations and convenience stores in 1998 and ten fewer days of Shore Stop Operations in fiscal year 1997 because the Shore Stop Acquisition occurred on July 11, 1996.

Cost of sales for 1998 was $156,175,000, a decrease of $12,622,000, or 7%,from 1997. The decrease in cost of sales was primarily due to a 14% and 21% decrease in the sales volume and cost per gallon of heating oil, respectively, and an 8% decrease in cost per gallon of motor fuels. This decrease was partially offset by an increase in cost of sundry sales due to increased sundry sales.

Gross profit for 1998 was $47,336,000, an increase of $4,320,000, or 10%, from 1997. The increase is primarily due to increased sundry gross profit and income derived from Weather Insurance. Additionally, gross profit increased from higher motor fuels gross profit due to increased volume and higher margins per gallon offset by lower gross profit from heating oil due to decreased sales.

Selling, general and administrative expenses ("SG&A") were $33,621,000, an increase of $1,805,000, or 6%, compared to 1997. The increase was due primarily to the net increase of four stations from fiscal year 1997 to fiscal year 1998 and an increase in operating costs associated with increased motor fuels volume. Additionally, there were increased operating costs related to ten additional days of Shore Stop Operations in fiscal year 1998 in comparison to fiscal year 1997.

Depreciation expense for 1998 was $4,637,000, an increase of $741,000, or 19%, from 1997. Amortization expense for 1998 increased by $162,000, or 3%, to $6,087,000. The increases were primarily the result of the depreciation and amortization on assets acquired through capital expenditures made in the twelve months ended March 31, 1998. Additionally, there were an additional 10 days of depreciation and amortization of assets acquired in the Shore Stop Acquisition during 1998.

Financial Condition

Accounts and notes receivable increased $3,921,000, or 35%, to $15,104,000 from June 30, 1997. The increase was due primarily to a receivable related to Weather Insurance received subsequent to March 31, and the seasonal nature of the business.

Other taxes receivable decreased $559,000 from $906,000 at June 30, 1997 to $347,000 at March 31, 1998 due to the receipt of motor fuel tax refunds during 1998.

Long-term notes receivable increased $535,000 to $1,526,000 at March 31, 1998 due to the increase in notes relating to certain gasoline dealer customers. Subsequent to March 31, 1998, approximately $500,000 was collected from gasoline dealers.

Deferred debt costs and other decreased $516,000 from $4,080,000 to $3,564,000. The decrease was the result of the amortization of the capitalized finance costs and other costs related to the Shore Stop

Acquisition and the 1994 Acquisition.

Accounts payable decreased $2,215,000 to $6,494,000. The decrease in payables is primarily due to a decrease in motor fuels payables related to the seasonal nature of the business. This decrease was partially offset by an increase in heating oil payables.

Accrued expenses increased $638,000 from $3,400,000 to $4,038,000. The increase is due primarily to an increase in accrued interest related to the Notes.

Short term deferred revenue decreased by $560,000, or 18%. Such decrease is primarily due to the timing of the receipt of payments on the Company's burner service contracts. This decrease was partially offset by payments received from major oil companies in connection with branding certain company-operated gasoline stations.

Other taxes payable increased $999,000, or 65%, to $2,535,000 due primarily to an increase in excise and sales taxes due to states because of increased oil sales during the winter heating months from December to March.

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

Long term deferred revenue increased $1,023,000 from $1,089,000 to $2,112,000 primarily due to payments received from major oil companies in connection with branding certain company-operated gasoline stations.

Deferred income taxes decreased $1,110,000, or 19%, from $5,883,000 to $4,773,000 related primarily to the amortization of intangible assets relating to the 1994 Acquisition.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness, capital expenditures and expenditures for acquisitions.

Net cash provided by operating activities was $3,077,000 for the nine months ended March 31, 1998 compared to $2,354,000 of net cash provided by operating activities for the nine months ended March 31, 1997, an increase of $723,000 or 31%. Such increase was primarily the result of a decrease in net loss, after adjusting for non-cash expenses, and a net decrease in operating assets and liabilities, in 1998 from 1997.

Net cash used in investing activities decreased by $20,825,000 from $23,133,000 for the nine months ended March 31, 1997 to $2,308,000 for the nine months ended March 31, 1998. The decrease was primarily the result of the Shore Stop Acquisition which occurred in July 1996.

Net cash used in financing activities was $1,174,000 for the nine months ended March 31, 1998. Net cash provided by financing activities was $22,283,000 for the nine months ended March 31, 1997. The decrease in cash provided by financing activities was primarily the result of the financing of the Shore Stop Acquisition in fiscal year 1997.

The Company believes that cash flow provided from operations, supplemented by the Credit Agreement's revolving credit facility, will provide sufficient funds to meet the Company's liquidity needs for current operations and internal growth.

As of July 8, 1996, in connection with the Shore Stop Acquisition, the Company amended and restated its then existing credit agreement (the "Prior Credit Agreement"; and as amended and restated, the "Credit Agreement") to, among other things, increase the amount of revolving credit facility borrowings (including the maximum drawing amount under outstanding Letters of Credit (as defined) available thereunder) from $12,000,000 to $13,000,000 and the term loan thereunder from $34,450,000 to $54,450,000. The Credit Agreement was subsequently amended by an amendment dated as of December 31, 1996 to, among other things, increase the amount of the revolving credit facility provided thereunder from $13,000,000 to $16,000,000 during the period from February 12, 1997 through March 31, 1997 and to revise certain financial covenants contained therein. The Company again amended the Credit Agreement and amended the Indenture (the "Indenture") governing the Company's 14 1/2% Senior Subordinated Notes due December 15, 2004 (the "Notes") as of March 15, 1997 to revise certain financial covenants contained therein. In addition, the August 1997 Amendment increased the amount of term borrowings then outstanding thereunder from $49,850,000 to $50,100,000. The August 1997 Amendment also revised certain financial covenants contained therein and the Credit Agreement's term loan repayment schedule. On September 26, 1997, the Company further amended the Credit Agreement to revise the definition of eligible petroleum inventory, which term is used in calculating borrowing base. On December 15, 1997, the Company again amended the Credit Agreement to, among other things, increase the amount of the revolving credit facility from $13,000,000 to $16,000,000 during the period from December 15, 1997 through March 31, 1998. The Company received a waiver, dated as of March 31, 1998, under the Credit Agreement regarding compliance with a financial covenant contained therein as of such date, and is currently in compliance with the covenants contained in the Credit Agreement and the Indenture, as amended and/or waived.

Under the Credit Agreement, at the Company's request, the agent for the lenders from time to time issues letters of credit (the "Letters of Credit"). During the period from July 1, 1997 through the date hereof, the Company's peak total usage of the revolving credit facility was approximately $8.9 million in outstanding borrowings and $2.6 million in maximum drawing amount under Letters of Credit. At April 30, 1998, there were $800,000 in borrowings and $2.6 million in letters of credit outstanding with respect to the revolving credit facility, leaving subject to meeting certain borrowing base tests, $9,600,000 available for use thereunder. The revolving portion of the Credit Agreement expires in 1999 and the Company will likely be required to replace the revolving portion at such time.

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

                   Griffith Consumers Company and Subsidiaries
                                 March 31, 1998

                           PART II. OTHER INFORMATION

1.    Legal Proceedings
            None

2.    Changes in Securities
            None

3.    Defaults upon Senior Securities
            None

4.    Submission of Matters to a Vote of Security Holders
            None

5.    Other Information
            None

6.    Exhibits and Reports on Form 8-K

      (a) Exhibits

          27    Financial Data Schedule

      (b) Report on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 1998.

GRIFFITH CONSUMERS COMPANY
      Registrant


/S/ Raymond R. McKenzie, Jr.
------------------------------------------
Raymond R. McKenzie, Jr., Vice
President Finance (Authorized Officer and
Principal Financial Officer)


CARL KING, INC.
      Registrant


/S/ Raymond R. McKenzie, Jr.
------------------------------------------
Raymond R. McKenzie, Jr., Vice
President (Authorized Officer and
Principal Financial Officer)


FREDERICK TERMINALS, INC.
      Registrant


/S/ Raymond R. McKenzie, Jr.
------------------------------------------
Raymond R. McKenzie, Jr., Secretary
(Authorized Officer and Principal
Financial Officer)